Form 10-Q
period 1997-03-31
OLYMPUS CAPITAL CORP; OLYMPUS COMMUNICATIONS LP
filed 1997-06-20
CIK 754019, 861255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 1997

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

         For the transition period from ______________ to _____________

                        Commission File Number: 333-19327

                          OLYMPUS COMMUNICATIONS, L.P.
             (Exact name of registrant as specified in its charter)

   Delaware                                              25-1622615
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                           OLYMPUS CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

  Delaware                                               23-2868925
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

             -------------------------------------------------------

                        Main at Water Street
                           Coudersport, PA      16915-1141
                        (Address of principal   (Zip code)
                         executive offices)

                                  814-274-9830
               (Registrants' telephone number including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

           Yes  __                             No  X


                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                                     INDEX




                                                                                                  Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Consolidated Balance Sheets - December 31, 1996 and March 31, 1997..............................3

       Consolidated Statements of Operations - Three Months Ended March 31, 1996
        and 1997.......................................................................................4

       Consolidated Statements of Cash Flows - Three Months Ended March 31, 1996
        and 1997.......................................................................................5

       Notes to Interim Consolidated Financial Statements..............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
        of Operations..................................................................................7


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................15

Item 2.  Changes in Securities.........................................................................15

Item 3.   Defaults Upon Senior Securities..............................................................15

Item 4.   Submission of Matters to a Vote of Security Holders..........................................15

Item 5.   Other Information............................................................................15

Item 6.  Exhibits and Reports on Form 8-K..............................................................15


SIGNATURE..............................................................................................16

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (Dollars in thousands)

                                                                           December 31,  March 31,
                                                                           ------------------------
                                                                               1996        1997
                                                                           ------------------------
ASSETS:
Cable systems, at cost, net of accumulated depreciation and amortization:
Property, plant and equipment                                               $ 225,775    $ 229,140
Intangible assets                                                             350,411      348,588
                                                                            ---------    ---------
Total                                                                         576,186      577,728

Cash and cash equivalents                                                      26,466       13,512
Subscriber receivables - net                                                   10,491        9,528
Prepaid expenses and other assets - net                                        27,078       26,624
                                                                            ---------    ---------
Total                                                                       $ 640,221    $ 627,392
                                                                            =========    =========

LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY):
Notes payable to banks                                                      $ 309,000    $ 294,000
10 5/8% Senior Notes due 2006                                                 200,000      200,000
Other debt                                                                     63,713       65,573
Accounts payable                                                               15,122       15,240
Subscriber advance payments and deposits                                        5,426        6,119
Accrued interest and other liabilities                                         30,429       32,049
Accrued priority return on preferred limited
partner interests                                                              20,476       20,476
Due to affiliates - net                                                        39,667       41,324
Deferred income taxes                                                          40,587       40,528
                                                                            ---------    ---------
Total liabilities                                                             724,420      715,309

Commitments and contingencies (Note 4)

Partners' equity (deficiency):
Limited partners' interests                                                   407,669      427,325
General partners' equity (deficiency)                                        (491,868)    (515,242)
                                                                            ---------    ---------
Total partners' equity (deficiency)                                           (84,199)     (87,917)
                                                                            ---------    ---------
Total                                                                       $ 640,221    $ 627,392
                                                                            =========    =========


       See  notes  to  interim  consolidated  financial statements.



                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                             (Dollars in thousands)

                                                                      Three Months Ended
                                                                           March 31,
                                                                    --------------------
                                                                      1996        1997
                                                                    --------    --------

Revenues                                                            $ 39,088    $ 41,411
                                                                    --------    --------

Operating expenses:
Direct operating and programming                                      12,402      13,869
Selling, general and administrative                                    7,145       7,511
Depreciation and amortization                                          9,573       9,939
Management fees to Managing Affiliate                                  2,009       2,357
                                                                    --------    --------
Total                                                                 31,129      33,676
                                                                    --------    --------

Operating income                                                       7,959       7,735
                                                                    --------    --------

Other income (expense):
Interest expense                                                      (9,460)    (11,434)
Interest expense - affiliates                                         (1,650)     (1,650)
Other                                                                    122         (44)
                                                                    --------    --------
Total                                                                (10,988)    (13,128)
                                                                    --------    --------

Loss before income taxes                                              (3,029)     (5,393)
Income tax benefit                                                       610          75
                                                                    --------    --------

Net loss                                                              (2,419)     (5,318)

Priority return on preferred and senior limited partner interests    (17,222)    (18,006)
                                                                    --------    --------

Net loss of general and limited partners after priority return      $(19,641)   $(23,324)
                                                                    ========    ========

Net loss per general and limited partners'
unit after priority return                                          $ (1,964)   $ (2,332)
                                                                    ========    ========


       See  notes  to  interim  consolidated   financial statements.

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                             Three Months
                                                            Ended March 31,
                                                         ---------------------
                                                            1996        1997
                                                         ---------   ---------
Cash flows from operating activities:
Net loss                                                 $ (2,419)   $ (5,318)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation                                                6,390       6,024
Amortization                                                3,183       3,915
Accretion of non-interest bearing note                      1,408       1,813
Deferred income taxes                                        (610)        (59)
Changes in operating assets and liabilities,
 net of effects of acquisition:
Subscriber receivables                                         51         963
Prepaid expenses and other assets                          (1,507)     (1,637)
Accounts payable                                              375         118
Subscriber advance payments and deposits                       81         693
Accrued interest and other liabilities                     (1,141)      1,606
                                                         --------    --------
Net cash provided by operating activities                   5,811       8,118
                                                         --------    --------

Cash flows from investing activities:
Business acquisition, net of cash acquired                (38,775)       --
Expenditures for property, plant and equipment             (5,922)     (9,205)
                                                                     --------
Cash used for investing activities                        (44,697)     (9,205)
                                                         --------    --------

Cash flows from financing activities:
Proceeds from debt                                         95,500        --
Repayments of debt                                            (50)    (15,124)
Payments of priority returns                              (16,016)    (18,006)
Amounts advanced from affiliates                              470       1,657
Issuance of preferred limited partner interests            12,338      19,656
Capital distributions                                     (54,722)        (50)
                                                         --------    --------
Net cash provided by (used for) financing activities       37,520     (11,867)
                                                         --------    --------

Decrease in cash and cash equivalents                      (1,366)    (12,954)

Cash and cash equivalents, beginning of period             32,677      26,466
                                                         --------    --------

Cash and cash equivalents, end of period                 $ 31,311    $ 13,512
                                                         ========    ========


             See notes to interim consolidated financial statements.

===============================================================================
                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
===============================================================================
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)


         The accompanying unaudited interim financial statements of Olympus Communications, L.P. and its substantially wholly-owned subsidiaries ("Olympus" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary to present fairly the unaudited results of operations for the three months ended March 31, 1996 and 1997, have been included. These interim consolidated financial statements should be read in conjunction with Olympus' audited consolidated financial statements for the year ended December 31, 1996 included in its Registration Statement No. 333-19327 on Form S-4 Amendment No. 2 filed April 30, 1997 ("Form S-4"). The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

1.  The Registrants:

         Olympus Communications, L.P. is a joint venture limited partnership formed under the laws of Delaware with 50% of the outstanding voting interests held by ACP Holdings, Inc., a wholly-owned subsidiary of Adelphia Communications Corporation and the managing general partner of Olympus. The remaining 50% of the voting interest is held by various wholly-owned subsidiaries of FPL Group, Inc. Olympus' operations consist primarily of selling video programming which is distributed to subscribers in Florida for a monthly fee through a network of fiber optic and coaxial cables.

         Olympus Capital Corporation, a wholly-owned subsidiary of the Company, was formed solely for the purpose of serving as a co-issuer with Olympus Communications, L.P. of the 10 5/8% Senior Notes due 2006 (the "Senior Notes"). Olympus Capital Corporation has no substantial assets or liabilities and no operations of any kind and the Indenture, pursuant to which such Senior Notes were issued, limits Olympus Capital Corporation's ability to acquire or hold any significant assets or other properties or engage in any business activities other than in connection with the issuance of the Senior Notes.

2. Income Taxes:

         Income tax benefit for the three months ended March 31, 1997 was $75 which is comprised of a current tax benefit of $16 and a deferred tax benefit of $59.

3. Supplemental Cash Flow Information:

         Cash payments for interest were $9,815 and $7,147 for the three months ended March 31, 1996 and 1997, respectively.

4.  Commitments and Contingencies:

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations and the Form S-4 for a discussion of material commitments and contingencies.
             ----------------------------------------------

===============================================================================
                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
===============================================================================
                             (Dollars in thousands)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates.

         Olympus Communications, L.P. and subsidiaries ("Olympus" or the "Company") is a joint venture limited partnership formed under the laws of Delaware with 50% of the outstanding voting interests held by ACP Holdings, Inc., a wholly-owned subsidiary of Adelphia Communications Corporation ("Adelphia") and managing general partner of Olympus. The remaining 50% of the voting interest is held by various wholly-owned subsidiaries of FPL Group, Inc.

         Olympus Capital Corporation, a wholly-owned subsidiary of the Company, was formed solely for the purpose of serving as a co-issuer with Olympus Communications, L.P. of the 10 5/8% Senior Notes due 2006. Olympus Capital Corporation has no substantial assets or liabilities and no operations of any kind and the Indenture, pursuant to which such Senior Notes were issued, limits Olympus Capital Corporation's ability to acquire or hold any significant assets or other properties or engage in any business activities other than in connection with the issuance of the Senior Notes.

         Olympus earned substantially all of its revenues in the three months ended March 31, 1996 and 1997 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, home shopping networks and electronic security monitoring services.

         The changes in Olympus' operating results for the quarter ended March 31, 1997 compared to the same period of the prior year, were primarily the result of expanding existing cable television operations, the impact of subscriber rate increases which became effective June 1, 1996 and vendor price increases for the Company's programming.

         The high level of depreciation and amortization associated with the significant number of acquisitions in recent years, the continuing program of upgrading and expansion of systems and interest costs associated with financing activities will continue to have a negative impact on the reported results of operations. Olympus expects to report net losses for the next several years.

         The following tables set forth certain cable television system data for the periods indicated.


                             March 31,       Percent
                       ------------------------------
                          1996      1997     Increase
                       ---------  ---------  -------

Homes Passed by Cable   631,602    650,742     3.0%

Basic Subscribers       403,901    416,760     3.2%



         The following table is derived from Olympus' Consolidated Interim Financial Statements that are included in this interim report and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.


                                          Three Months Ended
                                               March 31,
                                         -------------------
                                            1996      1997
                                          -------   -------

Revenues                                   100.0%    100.0%

Operating expenses:
Direct operating and programming            31.7%     33.5%
Selling, general and administrative         18.3%     18.1%
Depreciation and amortization               24.5%     24.0%
Management fees to Managing Affiliate        5.1%      5.7%
                                            ----      ----

Operating income                            20.4%     18.7%
                                            ====      ====







         Revenues. The primary revenue sources, reflected as a percentage of total revenues, for the three month periods ended March 31, 1996 and 1997 were as follows:



                                                      1996      1997
                                                     ------    ------

Regulated service and equipment fees                   73%       74%

Premium programming fees                               14%       13%

Advertising sales and other services                   13%       13%

         Total revenues increased approximately 5.9% for the three month period ended March 31, 1997 compared with the same period of the prior year, primarily
due  to  basic  subscriber   growth,  the  positive  impact  of  rate  increases
implemented in June 1996 and increases in advertising sales and other services, partially offset by price reductions on certain services and a decrease in premium programming fees. Advertising revenue, which has historically experienced double digit annual growth, was flat for the three month period ended March 31, 1997 compared with the same period of the prior year due to technical difficulties related to advertising spots. Such technical difficulties have been resolved and the Company expects advertising revenue growth to return to historical levels during the year ended December 31, 1997. However, the category of advertising sales and other services grew as a result of an increase in electronic security monitoring service fees.

         The increase in revenues was attributable to the following:



Rate increases                                       43%

Basic subscriber growth                              40%

Premium programming fees                            (15%)

Advertising sales and other services                 32%


         Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 11.8% for the three month period ended March 31, 1997 compared with the same period of the prior year. Such increases were primarily due to increased basic and premium programming costs and technical costs associated with providing electronic security monitoring services. Because of regulatory limitations on the timing and extent to which cost increases may be passed on to customers, operating and programming expenses during the three month period ended March 31, 1997 have increased faster than corresponding revenue increases. As a result of recent FCC regulatory rulemaking decisions, the Company has implemented a systematic program of rate increases to reverse this trend. Consistent with such a program, the Company increased rates in most markets, in accordance with FCC guidelines, effective June 1, 1996.

         Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 5.1% for the three month period ended March 31, 1997 compared with the same period of the prior year. This increase was primarily due to incremental costs associated with subscriber growth and the expansion of other non-cable revenues.

         EBITDA. Earnings before interest expense, income taxes, depreciation and amortization, management fees and other noncash charges ("EBITDA") increased 2.5% for the three month period ended March 31, 1997 compared with the same period of the prior year. This increase was primarily attributable to basic subscriber growth and an increase in subscriber rates, partially offset by an increase in programming, general and administrative expenses. The increase was partially offset by increased advertising expenses while advertising revenues remained flat. EBITDA and similar measurements of cash flow are commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. While EBITDA is not an alternative indicator of operating performance to operating income or an alternative to cash flows from operating activities as a measure of liquidity, as defined by generally accepted accounting principles, and, while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

         Depreciation and Amortization. Depreciation and amortization was higher for the three month period ended March 31, 1997 compared with the same quarter of the prior year primarily due to increased amortization related to the costs associated with the Company's financing activities.

         Management Fees to Managing Affiliate. Pursuant to the terms of the Company's Partnership Agreement, the Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead of Adelphia and its subsidiaries with respect to the Company for such period, which allocation is based upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. Management fees increased as a percentage of revenues for the three month period ended March 31, 1997 as compared with the same period of the prior year, primarily due to allocated corporate costs included in management fees increasing proportionately at a higher rate than revenues.

         Interest Expense. Interest expense increased 20.9% for the three month period ended March 31, 1997 compared with the same period of the prior year. The increase in interest expense was attributable to an increase in the average interest rate on outstanding debt due to the issuance of $200 million of 10 5/8% Senior Notes on November 12, 1996 and an increase in the average amount of debt outstanding during the three month period ending March 31, 1997 compared with the same period of the year.

         Net Loss. The Company reported net losses of $2,419 and $5,318 for the quarters ended March 31, 1996 and 1997, respectively. The increase in net loss for the three months ended March 31, 1997 was due primarily to an increase in interest expense, a decrease in operating income and a decrease in income tax benefit.

Liquidity and Capital Resources

         The cable television business is capital intensive and typically requires continual financing for the construction, modernization, maintenance, expansion, and acquisition of cable systems. The Company historically has committed significant capital resources for these purposes. These expenditures were funded through long-term borrowings and, to a lesser extent, advances from affiliates and internally generated funds. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

         In most of its upgrades, the Company will utilize a Modified Passive Network Architecture ("MPNA") which utilizes fiber optic cable as an alternative to the coaxial cable that historically has been used to distribute cable signals to the subscriber's home. The MPNA design deploys on average one fiber node for every two miles of fiber optic cable or approximately one fiber node for every 180 homes passed. The Company believes this compares favorably with current industry averages. This deep penetration of fiber optic cable into the Systems' networks has the advantages of providing increased reliability to customers, improved bandwidth, and easier implementation of the return path plant capabilities. Management believes this will position the Company to offer additional video programming services, to utilize the expanded bandwidth potential of digital compression technology and to meet the anticipated transmission requirements for high-definition television, digital television, high-speed data and telephone services.

         Capital expenditures for the three months ended March 31, 1996 and 1997, were $5,922 and $9,205, respectively. Management expects capital expenditures for the remaining three quarters of the year ending December 31, 1997 to be approximately $30 million to $34 million due to the further expansion of cable plant rebuilds.

         The Company generally has funded its working capital requirements, capital expenditures, and acquisitions through long-term borrowings, primarily from banks, issuance of public debt, advances from affiliates, and internally generated funds. The Company generally has funded the principal and interest obligations on its long-term borrowings from banks by refinancing the principal with new loans and by paying the interest out of internally generated funds. Olympus has funded the interest obligations on its public borrowings from internally generated funds.

         On November 12, 1996, Olympus issued $200 million of 10 5/8% Senior Notes in a private placement. These notes are unsecured and are due November 15, 2006. Most of Olympus' directly-owned subsidiaries have their own senior credit arrangements with banks. Typically, borrowings under these agreements are collateralized by the assets of the borrowing subsidiary and its subsidiaries and, in some cases, are guaranteed by such subsidiary's subsidiaries. The public indenture and subsidiary credit agreements of the Company and its subsidiaries contain certain provisions which, among other things, provide for limitations on borrowings of and investments by the borrowing subsidiaries and affiliates, and the payment of distributions and fees by the borrowing subsidiaries. These agreements also require the maintenance of certain financial ratios by the borrowing subsidiaries. The Company believes it is in compliance with the financial covenants and related financial ratio requirements contained in its various credit agreements, based on operating results for the quarters ended March 31, 1996 and 1997. On January 5, 1996, Leadership Acquisition Limited Partnership, a wholly-owned subsidiary of the Company, delivered a $70 million secured non-interest bearing discount note due December 30, 1997 in connection with the purchase of cable systems in southeast Florida from Fairbanks Communications, Inc. The accreted value of such note was $63.8 million as of March 31, 1997.

         At March 31, 1997, the Company's total outstanding debt aggregated approximately $560,000 which included $264,000 of parent debt, and $296,000 of subsidiary debt. In addition, the Company had an aggregate of $13,512 in cash and cash equivalents, and $205,500 in unused credit lines with banks, which includes $24,500 also available to Adelphia and other affililiates, part of which is subject to achieving certain levels of operating performance.

         At March 31, 1997, the Company's unused credit lines were provided by reducing revolving credit facilities whose revolver periods expire September 30, 2004. The Company's weighted average interest rate on notes payable to banks was approximately 6.76% at March 31, 1996 compared to 7.19% at March 31, 1997. At March 31, 1997, approximately 39.1% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements.

         Mandatory reductions in principal under all agreements for indebtedness for the four years and nine months after March 31, 1997 based on amounts outstanding at March 31, 1997 are as follows:


                     Nine months ended December 31, 1997             $ 63,820
                     Year ended December 31, 1998                          --
                     Year ended December 31, 1999                          --
                     Year ended December 31, 2000                      23,250
                     Year ended December 31, 2001                      80,750


         The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance by the Company, or its subsidiaries, of public or private equity or debt and the negotiation of new or amended credit facilities. These could also include entering into acquisitions, joint ventures or other investment or financing activities, although no assurance can be given that any such transactions will be consummated. The Company's ability to borrow under current credit facilities and to enter into refinancings and new financings is limited by covenants contained in its subsidiaries' credit agreements, including covenants under which the ability to incur indebtedness is in part a function of applicable ratios of total debt to cash flow.

         The Company believes that cash and cash equivalents, internally generated funds, borrowings under existing credit facilities, and future financing sources will be sufficient to meet its short-term and long-term liquidity and capital requirements. Although in the past the Company has been able to refinance its indebtedness or obtain new financing, there can be no assurance that the Company will be able to do so in the future or that the terms of such financings would be favorable.

         Management believes that the telecommunications industry, including the cable television industry, continues to be in a period of consolidation characterized by mergers, joint ventures, acquisitions, sales of all or part of cable companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. The Company, like other cable television companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, no assurances can be given as to whether any such transaction may be consummated or, if so, when.

Regulatory and Competitive Matters

         The cable television operations of the Company may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels. The 1992 Cable Act significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and increased the administrative costs of complying with such regulations. The FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The Telecommunications Act of 1996 (the "1996 Act") ends FCC regulation of cable programming service tier rates on March 31, 1999.

     Rates for basic and cable programming services are set pursuant to a benchmark formula. Alternatively, a cable operator may elect to use a cost-of-service methodology to show that rates for basic and cable programming services are reasonable. Refunds with interest will be required to be paid by cable operators who are required to reduce regulated rates. The FCC has reserved the right to reduce or increase the benchmarks it has established. The rate regulations also limit increases in regulated rates to an inflation indexed amount plus increases in certain costs such as taxes, franchise fees, costs associated with specific franchise requirements and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or completes a significant system rebuild or upgrade. On November 10, 1994, the FCC adopted an alternative method for adjusting the rates charged for a cable programming services tier when new services are added. This has allowed cable operators to increase rates by as much as $1.40 plus programming costs, over a three year period ending December 31, 1997 to reflect the addition of up to seven new channels of service on cable programming service tiers. In addition, a new programming tier can be created, the rate for which would not be regulated as long as certain conditions are met, such as not moving services from existing tiers to the new one. Because of the limitation on rate increases for regulated services, future revenue growth from cable services will rely to a much greater extent than has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

     The FCC has adopted regulations implementing all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. Olympus cannot predict the effect of the 1996 Act on future rulemaking proceedings or changes to the rate regulations.

     Effective September 1, 1993, as a result of the 1992 Cable Act, Olympus repackaged certain existing cable services by adjusting rates for basic service and introducing a new method of offering certain cable services. Olympus adjusted the basic service rates and related equipment and installation rates in all of its systems in order for such rates to be in compliance with the applicable benchmark or equipment and installation cost levels. Olympus also implemented a program in all of its systems called "CableSelect" under which most of Olympus' satellite-delivered programming services were offered individually on a per channel basis, or as a group at a price of approximately 15% to 20% below the sum of the per channel prices of all such services. For subscribers who elected to customize their channel lineup, Olympus provided, for a monthly rental fee, an electronic device located on the cable line outside the home, enabling a subscriber's television to receive only those channels selected by the subscriber. Olympus believes CableSelect provided increased programming choices to its subscribers while providing flexibility to Olympus to respond to future changes in areas such as customer demand and programming. Olympus no longer offers the CableSelect program in any of its systems.

     A letter of inquiry was received by Olympus regarding the implementation of this new method of offering services. Olympus responded in writing to the FCC's inquiry. On November 18, 1994, the Cable Services Bureau of the FCC issued a decision holding that the "CableSelect" program was an evasion of the rate regulations and ordered this package to be treated as a regulated tier. This decision, and all other letters of inquiry decisions, were principally decided on the number of programming services moved from regulated tiers to "a la carte" packages. Olympus appealed this decision to the full Commission which affirmed the Cable Service Bureau's decision. Olympus has sought reconsideration of the decision. On November 18, 1994, the FCC released amended rules under which, on a prospective basis, any "a la carte" package will be treated as a regulated tier, except for packages involving premium services. An appeal of this decision to the U.S. Court of Appeals for the D.C. Circuit was unsuccessful. On May 1, 1997, however, the FCC issued an Order approving a nationwide rate settlement agreement between the FCC and Adelphia, which encompasses Olympus' operations and resolves issues related to Olympus' alleged evasion of rate regulations. The Order resulted in no significant cost to Olympus. The Order also provides that Olympus withdraws its petition for reconsideration of the FCC's affirmance of the Cable Service Bureau's above-mentioned November 18, 1994 decision. The Order itself may be subject to petitions to reconsideration, which members of the public must file no later than June 4, 1997. As of this time, no such petitions have been filed. No assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on Olympus. Olympus is currently unable to predict the effect that the amended regulations or other future FCC rulemaking proceedings will have on its business and results of operations in future periods.

     Cable television companies operate under franchises granted by local authorities which are subject to renewal and renegotiation from time to time. Because such franchises are generally non-exclusive, there is a potential for competition with the systems from other operators of cable television systems, including public systems operated by municipal franchising authorities themselves, and from other distribution systems capable of delivering television programming to homes. The 1992 Cable Act and the 1996 Act contain provisions which encourage competition from such other sources. The Company cannot predict the extent to which competition will materialize from other cable television operators, local telephone companies, other distribution systems for delivering television programming to the home, or other potential competitors, or, if such competition materializes, the extent of its effect on the Company.

     The 1996 Act repealed the prohibition on local exchange telephone companies ("LECs") from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized LECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although LECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the LEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules. The FCC has promulgated rules to implement the OVS concept.

     The Company believes that the provision of video programming by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable.

     Direct broadcast satellite ("DBS") service became available to consumers during 1994. A single DBS satellite can provide more than 100 channels of programming. DBS service can be received virtually anywhere in the United States through the installation of a small outdoor antenna. DBS service is being heavily marketed on a nationwide basis by several service providers. The extent to which DBS will be competitive with cable systems will depend on the continued availability of reception equipment and programming at reasonable prices to the consumer.

                 -------------------------------------------------

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES





Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item  6. Exhibits and Reports on Form 8-K

  (a) Exhibits:

      Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

  (b)   Reports on Form 8-K:

      The Company did not file any reports on Form 8-K during the quarter ended
        March 31, 1997.

                -------------------------------------------------

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES




                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                          OLYMPUS COMMUNICATIONS, L.P.

                                           BY:  ACP HOLDINGS, INC.
                                           Managing General Partner

Date:  June 19, 1997                     By:  /s/ Timothy J. Rigas
                                           -------------------------
                                           Timothy J. Rigas
                                           Executive Vice President,
                                           Treasurer and Principal Financial
                                           Officer of ACP Holdings, Inc.



Date:  June 19, 1997                     OLYMPUS CAPITAL CORPORATION

                                           By:  /s/ Timothy J. Rigas
                                           -------------------------
                                           Timothy J. Rigas
                                           Executive Vice President, Treasurer
                                           and Principal Financial Officer

Exhibit Index


Exhibit No.      Description

Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).