Form 10-Q
period 2000-03-31
OLYMPUS CAPITAL CORP; OLYMPUS COMMUNICATIONS LP
filed 2000-05-15
CIK 754019, 861255

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 2000

  ____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to _____________

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

        ---------------------------------------------------------

      One North Main Street
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

                Yes  X                             No  __




                               OLYMPUS COMMUNICATIONS, L.P.

                                           INDEX

                                                                                                  Page Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 1999 and March 31, 2000....................3

       Condensed Consolidated Statements of Operations - Three Months Ended

       March 31, 1999 and 2000.........................................................................4

       Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31,
        1999 and 2000..................................................................................5

       Notes to Condensed Consolidated Financial Statements............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations................................................................................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................................14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................15

Item 2.  Changes in Securities........................................................................15

Item 3.  Defaults Upon Senior Securities..............................................................15

Item 4.  Submission of Matters to a Vote of Security Holders..........................................15

Item 5.  Other Information............................................................................15

Item 6.  Exhibits and Reports on Form 8-K.............................................................15


SIGNATURES............................................................................................16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                             (Dollars in thousands)

                                                                                  December 31,         March 31,
                                                                                      1999               2000
                                                                                ----------------  -----------------

ASSETS:

Cable systems, at cost, net of accumulated depreciation and amortization:

     Property, plant and equipment                                              $      429,426    $       450,960
     Intangible assets                                                                 651,580            646,559
                                                                                ----------------  -----------------
          Total cable systems                                                        1,081,006          1,097,519

Cash and cash equivalents                                                                4,374              6,613
Subscriber receivables - net                                                            15,829             15,300
Prepaid expenses and other assets - net                                                 15,495             17,555
                                                                                ----------------  -----------------
          Total                                                                 $    1,116,704    $     1,136,987
                                                                                ================  =================

LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY):

Subsidiary debt                                                                 $      337,250    $       323,000
Parent debt                                                                            203,537            203,408
Other debt                                                                             107,540            108,365
Accounts payable                                                                        25,008             29,878
Subscriber advance payments and deposits                                                 6,468             10,269
Accrued interest and other liabilities                                                  28,549             42,875
Due to affiliates - net                                                                 38,542             66,157
Deferred income taxes                                                                   40,417             39,432
                                                                                ----------------  -----------------
          Total liabilities                                                            787,311            823,384
                                                                                ----------------  -----------------

Commitments and contingencies (Note 4)

Partners' equity:
  Limited partners' interests                                                          407,813            407,813
  General partners' equity (deficiency)                                                (78,420)           (94,210)
                                                                                ----------------  -----------------
          Total partners' equity                                                       329,393            313,603
                                                                                ----------------  -----------------
          Total                                                                 $    1,116,704    $     1,136,987
                                                                                ================  =================










                            See notes to condensed consolidated financial statements.




                                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                            (Dollars in thousands)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                 ----------------------------------
                                                                                       1999             2000
                                                                                 ---------------- -----------------

Revenues                                                                         $        64,866  $        67,693
                                                                                 ---------------- -----------------

Operating expenses:
  Direct operating and programming                                                        22,952           25,477
  Selling, general and administrative                                                     11,742           13,577
  Depreciation and amortization                                                           18,259           20,696
  Management fees to managing affiliate                                                    3,543            4,683
                                                                                 ---------------- -----------------
          Total                                                                           56,496           64,433
                                                                                 ---------------- -----------------

Operating income                                                                           8,370            3,260
                                                                                 ---------------- -----------------

Other expense:
  Interest expense                                                                       (12,075)         (13,089)
  Interest expense - affiliates                                                           (5,269)            (313)
  Other                                                                                       --             (608)
                                                                                 ---------------- -----------------
          Total                                                                          (17,344)         (14,010)
                                                                                 ---------------- -----------------

Loss before income taxes                                                                  (8,974)         (10,750)
Income tax (expense) benefit                                                                 (86)             985
                                                                                 ---------------- -----------------

Net loss                                                                                  (9,060)          (9,765)

Priority return on preferred and senior
  limited partner interests                                                              (24,626)              --
                                                                                 ---------------- -----------------

Net loss of general and limited partners
  after priority return                                                          $       (33,686) $        (9,765)
                                                                                 ================ =================













                            See notes to condensed consolidated financial statements.



                                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                              (Dollars in thousands)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                 ----------------------------------
                                                                                       1999             2000
                                                                                 ----------------- ----------------
Cash flows from operating activities:

  Net loss                                                                        $       (9,060)  $       (9,765)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
        Depreciation                                                                       9,812           12,291
        Amortization                                                                       8,447            8,405
        Non-cash interest                                                                     --              625
        Deferred income taxes                                                                 86            (985)
        Changes in operating assets and liabilities:
           Subscriber receivables                                                         (2,430)             529
           Prepaid expenses and other assets                                              (4,638)            (685)
           Accounts payable                                                                  650            4,870
           Subscriber advance payments and deposits                                        1,942            3,801
           Accrued interest and other liabilities                                          3,807            5,447
                                                                                 ----------------- ----------------
Net cash provided by operating activities                                                  8,616           24,533
                                                                                 ----------------- ----------------

Cash flows from investing activities:

  Capital expenditures                                                                   (22,860)         (35,464)
                                                                                 ----------------- ----------------
Cash used for investing activities                                                       (22,860)         (35,464)
                                                                                 ----------------- ----------------

Cash flows from financing activities:

  Repayments of debt                                                                    (177,385)         (14,420)
  Payments of priority returns                                                           (18,825)              --
  Amounts advanced from affiliates                                                       148,213           27,615
  Issuance of preferred limited partner interests                                         20,475               --
  Capital distributions                                                                      (50)             (25)
                                                                                 ----------------- ----------------
Net cash (used for) provided by financing activities                                     (27,572)          13,170
                                                                                 ----------------- ----------------

(Decrease) increase in cash and cash equivalents                                         (41,816)           2,239

Cash and cash equivalents, beginning of period                                            44,617            4,374
                                                                                 ----------------- ----------------

Cash and cash equivalents, end of period                                          $        2,801   $        6,613
                                                                                 ================= ================










                            See notes to condensed consolidated financial statements.

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)

         The accompanying unaudited condensed consolidated financial statements of Olympus Communications, L.P. and its substantially wholly-owned subsidiaries ("Olympus" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Olympus at March 31, 2000, and the results of operations for the three months ended March 31, 1999 and 2000, have been included. These condensed consolidated financial statements should be read in conjunction with Olympus' consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1999 ("Annual Report"). The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

1.  The Registrants:

         Olympus Communications, L.P. is a limited partnership, formed under the laws of Delaware, between ACC Operations, Inc. and ACC Holdings II, LLC, wholly-owned subsidiaries of Adelphia Communications Corporation (together with its subsidiaries "Adelphia"). Olympus' operations consist primarily of selling video programming which is distributed to subscribers in Florida for a monthly fee through a network of fiber optic and coaxial cables. ACP Holdings, Inc. was formerly the managing general partner of Olympus, which distributed its partnership interests in Olympus to its parent, ACC Operations, Inc.

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

2.  Significant Events Subsequent to the Annual Report:

         On January 1, 2000, Olympus made a $6,000 non-cash distribution to Adelphia in connection with a $6,000 investment by Three Rivers Cable Associates, LP, a majority owned subsidiary of Adelphia, in Starpoint Limited Partnership, a majority owned subsidiary of Olympus.

         On April 14, 2000, certain subsidiaries and affiliates of Adelphia and Olympus closed on a $2,250,000 credit facility. The credit facility consists of a $1,500,000, 8 3/4 year reducing revolving credit loan and a $750,000, 9 year term loan. Proceeds from initial borrowings were used to pay down existing debt and will be used to fund certain acquisitions during 2000 and for working capital and general corporate purposes.

3.  Supplemental Financial Information:

         Cash payments for interest were $14,124 and $5,827 for the three months ended March 31, 1999 and 2000, respectively. Accumulated depreciation of property, plant and equipment amounted to $212,230 and $224,312 at December 31, 1999 and March 31, 2000, respectively. Accumulated amortization of intangible assets amounted to $174,880 and $182,550 at December 31, 1999 and March 31, 2000, respectively.

         Due to affiliates - net includes $38,542 of accrued priority return on preferred limited partner ("PLP") interests which was accrued prior to the redemption of FPL Group's partnership interests in Olympus on October 1, 1999. In conjunction with this redemption, the accrual and payment of priority return on the PLP interests were discontinued.

4.  Commitments and Contingencies:

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations and the Annual Report for a discussion of material commitments and contingencies.

5.  Recent Accounting Pronouncements:

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not completed its evaluation of the impact of SFAS No. 133 on the Company's combined financial statements. In July 1999, SFAS No. 137 was issued to delay the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000.

         At its January 2000 meeting, the Emerging Issues Task Force ("EITF") reached consensus with respect to certain issues related to EITF 98-3, "Determining whether a Transaction is an Exchange of Similar Productive Assets or a Business Combination." As a result of this consensus, the Company will be required to treat cable system swaps with third parties as a purchase of a business and a disposition of a business at fair value. Management of the Company will monitor the impact of EITF 98-3 as it relates to future transactions of the Company.

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                             (Dollars in thousands)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, technological developments and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements. For further information regarding those risks and uncertainties and their potential impact on the Company, see the Adelphia prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027, under the caption "Risk Factors."

         Olympus Communications, L.P. and subsidiaries ("Olympus" or the "Company") is a joint venture limited partnership, formed under the laws of Delaware, between ACC Operations, Inc. and ACC Holdings II, LLC, wholly-owned subsidiaries of Adelphia Communications Corporation ("Adelphia").

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

         Olympus earned substantially all of its revenues in the three months ended March 31, 1999 and 2000 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, electronic security monitoring services, digital cable services, high speed data services, pay-per-view programming and home shopping networks.

         The changes in Olympus' operating results for the quarter ended March 31, 2000, compared to the same period of the prior year, were primarily the result of expanding existing cable television operations, the impact of subscriber rate increases which became effective June 1, 1999, growth in electronic security monitoring revenue and advertising revenue, and vendor price increases for the Company's programming.

         The high level of depreciation and amortization associated with acquisitions in recent years, the continuing program of upgrading and expansion of systems and interest costs associated with financing activities will continue to have a negative impact on the reported results of operations. Olympus expects to report net losses for the next several years.

         The following table sets forth certain cable television system data at the dates indicated.

                                            March 31,                 Percent
                                 ---------------------------------
                                      1999              2000         Increase
                                 ---------------   ---------------  ------------

           Homes Passed by Cable      949,122           980,085          3.3%
           Basic Subscribers          650,858           656,737          0.9%


         The following table is derived from Olympus' condensed consolidated financial statements that are included in this Form 10-Q and sets forth the percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.

                                                          Three Months Ended
                                                               March 31,

                                                    -------------------------------
                                                        1999              2000
                                                    --------------    -------------

           Revenues                                      100.0%           100.0%

           Operating expenses:
             Direct operating and programming             35.4%            37.6%
             Selling, general and administrative          18.1%            20.1%
             Depreciation and amortization                28.1%            30.6%
             Management fees to managing affiliate         5.5%             6.9%
                                                    --------------    -------------

           Operating income                               12.9%             4.8%
                                                    ==============    =============


Revenues. The primary revenue sources, reflected as a percentage of total revenues, for the periods indicated were as follows:



                                                                               Three months ended
                                                                                   March 31,
                                                                       -----------------------------------
                                                                             1999               2000
                                                                       ------------------  ---------------

         Regulated service and equipment                                             74%              72%
         Premium programming services                                                10%               9%
         Advertising sales and other services                                        16%              19%

         Total revenues increased approximately 4.4% for the three month period ended March 31, 2000 compared with the same period of the prior year, primarily due to growth in high speed data and digital cable revenue, basic subscriber growth, growth in electronic security monitoring and advertising revenues and the impact of rate increases, partially offset by price reductions on certain services.

         The increase in revenues was attributable to the following:

                                                           Three Months
                                                               Ended

                                                          March 31, 2000
                                                      ----------------------
             New services                                       50%
             Basic subscriber growth                            21%
             Electronic security monitoring                     16%
             Advertising                                        12%
             Rate increases                                      9%
             Premium  programming fees                         (12)%
             Other services                                      4%


         Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 11.0% for the three month period ended March 31, 2000 compared with the same period of the prior year. Such increases were primarily due to increased operating expenses from increased technical costs associated with providing digital cable and cable modem services and basic and premium programming costs.

         Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 15.6% for the three month period ended March 31, 2000 compared with the same period of the prior year. This increase was primarily due to incremental costs associated with providing new services and subscriber growth.

         Depreciation and Amortization. Depreciation and amortization was higher for the three month period ended March 31, 2000 compared with the same period of the prior year, primarily due to increased capital expenditures and the impact of the redemption of FPL Group's partnership interests.

         Management Fees to Managing Affiliate. Pursuant to the terms of the Company's Partnership Agreement, the Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead of Adelphia and its subsidiaries (as provided in the management agreement) with respect to the Company for such period, which allocation is based upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. Management fees increased as a percentage of revenues for the three month period ended March 31, 2000 as compared with the same period of the prior year, primarily due to increased corporate expenditures.

         Interest Expense. Interest expense increased 8.4% compared with the same period of the prior year. This increase was primarily due to an increase in the average amount of debt outstanding as compared to the prior year, primarily due to the note related to the redemption of the FPL Group partnership interests in Olympus.

         Interest Expense-Affiliates. The Company is charged interest on advances due to Adelphia and other affiliates. Such advances were used by the Company for capital expenditures, repayment of debt and working capital. Interest expense-affiliates decreased approximately 94.1% for the three month period ended March 31, 2000 compared with the same period of the prior year primarily due to decreased affiliate payables.

         Priority Return on Preferred and Senior Limited Partner Interests. In conjunction with the redemption of FPL Group's partnership interests in Olympus, the accrual of priority return on PLP interests was discontinued.

Liquidity and Capital Resources

         The cable television business is capital intensive and typically requires continual financing for the construction, modernization, maintenance, expansion, and acquisition of cable systems. The Company historically has committed significant capital resources for these purposes. These expenditures were funded through long-term borrowings and advances from affiliates and internally generated funds. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

         Capital expenditures for the three months ended March 31, 1999 and 2000 were $22,860 and $35,464, respectively. The Company expects capital expenditures for the remaining nine months of the year ending December 31, 2000 to range from $60,000 to $85,000.

         The Company generally has funded its working capital requirements, capital expenditures, and acquisitions through long-term borrowings, primarily from banks, issuance of public debt, advances from affiliates and internally generated funds. The Company generally has funded the principal and interest obligations on its long-term borrowings from banks by refinancing the principal with new loans and by paying the interest out of internally generated funds. Olympus has funded the interest obligations on its public borrowings from internally generated funds.

         At March 31, 2000, the Company's total outstanding debt aggregated approximately $635,000 which included approximately $203,000 of parent debt, and approximately $432,000 of subsidiary and other debt. In addition, the Company had an aggregate of approximately $6,600 in cash and cash equivalents, and as of April 14, 2000, $897,000 in unused credit lines with banks, which were also available to affiliates, part of which is subject to achieving certain levels of operating performance.

         At April 14, 2000, the Company has unused credit lines under reducing revolving credit facilities with revolver periods which expire through 2008. The Company's weighted average interest rate on subsidiary debt was approximately 6.01% at March 31, 1999 compared to 6.84% at March 31, 2000.

         Mandatory reductions in principal under all agreements for indebtedness for the four years and nine months after March 31, 2000, based on amounts outstanding at March 31, 2000, are as follows:

         Nine months ending December 31, 2000                      $     52,323
         Year ending December 31, 2001                                   80,823
         Year ending December 31, 2002                                  203,073
         Year ending December 31, 2003                                   95,073
         Year ending December 31, 2004                                       73


         The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance of debt and the negotiation of new or amended credit facilities by the Company, or its subsidiaries. These could also include entering into acquisitions, joint ventures or other investment or financing activities, although no assurance can be given that any such transactions will be consummated. The Company's ability to borrow under current credit facilities and to enter into refinancings and new financings is limited by covenants contained in its subsidiaries' credit agreements, including covenants under which the ability to incur indebtedness is in part a function of applicable ratios of total debt to cash flow.

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

         Management believes that the telecommunications industry, including the cable television and telephone industries, continues to be in a period of consolidation characterized by mergers, joint ventures, acquisitions, sales of all or part of cable companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. The Company, like other cable television companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, no assurances can be given as to whether any such transaction may be consummated or, if so, when, or that additional competition from this industry consolidation will not have an adverse effect on the Company.

Regulatory and Competitive Matters

         The cable television operations of the Company may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels. The 1992 Cable Act significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and increased the administrative costs of complying with such regulations. The FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The Telecommunications Act of 1996 (the "1996 Act") ended FCC regulation of cable programming service tier rates on March 31, 1999.

         Rates for basic and certain cable programming services are set pursuant to a benchmark formula. Alternatively, a cable operator may elect to use a cost-of-service methodology to show that rates for basic and cable programming services are reasonable. Refunds with interest will be required to be paid by cable operators who are required to reduce regulated rates. The FCC has reserved the right to reduce or increase the benchmarks it has established. The rate regulations also limit increases in regulated rates to an inflation indexed amount plus increases in certain costs such as taxes, franchise fees, costs associated with specific franchise requirements and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or completes a significant system rebuild or upgrade. Because of the limitation on rate increases for regulated services, future revenue growth from cable services will rely to a much greater extent than has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

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

         The 1996 Act repealed the prohibition on local exchange telephone companies ("LECs") from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized LECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although LECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the LEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules. The FCC has promulgated rules to implement the OVS concept in certain jurisdictions throughout the country.

         The Company believes that the provision of video programming or other services by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable.

         The Company also competes with direct broadcast satellite ("DBS") service providers. DBS has been available to consumers since 1994. A single DBS satellite can provide more than 100 channels of programming. DBS service can be received virtually anywhere in the United States through the installation of a small outdoor antenna. DBS service is being heavily marketed on a nationwide basis by competing service providers. Congress passed the Satellite Home Viewer Act in late 1999 which allows DBS providers to begin offering local broadcast channels. DBS companies have since added a limited number of local channels in some regions, a trend that will continue, thus lessening the distinction between cable television and DBS service. Although the impact to date has not been material, any future impact of DBS competition on the Company's future results is not known or estimable.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         No material changes have occurred during the quarter ended March 31, 2000 in principal outstanding on fixed rate debt. Principal outstanding on variable rate debt declined approximately $14,000 and the fair market value of fixed rate debt declined approximately $11,000 during the quarter ended March 31, 2000 compared to December 31, 1999.

                -------------------------------------------------

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES



                           PART II - Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item  6. Exhibits and Reports on Form 8-K

          (a) Exhibits:

              Exhibit 10.01 Bank Credit Facility dated April 14, 2000 among the registrant, other borrowers and the lenders named therin (incorporated herein by reference to Exhibit 10.01 to Current Report on Form 10-Q for the event dated May 15, 2000 filed by Adelphia Communications Corporation (File No. 0-16014)).

              Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

          (b) Reports on Form 8-K:

              The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                -------------------------------------------------

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                      OLYMPUS COMMUNICATIONS, L.P.

                                      BY:  ACC OPERATIONS, INC.
                                           Managing General Partner

Date:  May 15, 2000                   By:  /s/ Timothy J. Rigas
                                      Timothy J. Rigas
                                      Executive Vice President, Treasurer,
                                      Principal Accounting Officer and Principal
                                      Financial Officer of ACC Operations, Inc.


Date:  May 15, 2000                   OLYMPUS CAPITAL CORPORATION

                                      By:  /s/ Timothy J. Rigas
                                      Timothy J. Rigas
                                      Executive Vice President, Treasurer,
                                      Principal Accounting Officer and Principal
                                      Financial Officer

                                INDEX TO EXHIBITS

Exhibit List:

Please refer to Part II, Item 6 for an exhibit list.