Form 10-Q
period 2000-06-30
OLYMPUS CAPITAL CORP; OLYMPUS COMMUNICATIONS LP
filed 2000-08-14
CIK 754019, 861255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 1999 and June 30, 2000......................3

       Condensed Consolidated Statements of Operations - Three and Six Months Ended
        June 30, 1999 and 2000..........................................................................4

       Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30,
        1999 and 2000...................................................................................5

       Notes to Condensed Consolidated Financial Statements.............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
        of Operations.................................................................................. 8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................15

Item 2.  Changes in Securities.........................................................................15

Item 3.  Defaults Upon Senior Securities...............................................................15

Item 4.  Submission of Matters to a Vote of Security Holders...........................................15

Item 5.  Other Information.............................................................................15

Item 6.  Exhibits and Reports on Form 8-K..............................................................15


SIGNATURES.............................................................................................16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                             (Dollars in thousands)

                                                                                  December 31,         June 30,
                                                                                      1999               2000
                                                                                ----------------  -----------------
ASSETS:

Cable systems, at cost, net of accumulated depreciation and amortization:
     Property, plant and equipment                                              $      429,426    $       474,276
     Intangible assets                                                                 651,580            641,259
                                                                                ----------------  -----------------
          Total cable systems                                                        1,081,006          1,115,535

Cash and cash equivalents                                                                4,374              6,027
Subscriber receivables - net                                                            15,829             16,418
Prepaid expenses and other assets - net                                                 15,495             19,976
                                                                                ----------------  -----------------
          Total                                                                 $    1,116,704    $     1,157,956
                                                                                ================  =================

LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY):

Subsidiary debt                                                                 $      337,250    $       273,000
Parent debt                                                                            203,537            203,278
Other debt                                                                             107,540            108,617
Accounts payable                                                                        25,008             25,733
Subscriber advance payments and deposits                                                 6,468             10,179
Accrued interest and other liabilities                                                  28,549             39,155
Due to affiliates - net                                                                 38,542            155,864
Deferred income taxes                                                                   40,417             38,536
                                                                                ----------------  -----------------
          Total liabilities                                                            787,311            854,362
                                                                                ----------------  -----------------

Commitments and contingencies (Note 4)

Partners' equity:
  Limited partners' interests                                                          407,813            407,813
  General partners' deficiency                                                         (78,420)          (104,219)
                                                                                ----------------  -----------------
          Total partners' equity                                                       329,393            303,594
                                                                                ----------------  -----------------
          Total                                                                 $    1,116,704    $     1,157,956
                                                                                ================  =================

                            See notes to condensed consolidated financial statements.

                                   OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                              (Dollars in thousands)

                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                       ------------------------------  ------------------------------
                                                             1999            2000            1999            2000
                                                       --------------  --------------  --------------  --------------
Revenues                                               $      63,351   $      67,686   $     128,217   $     135,379
                                                       --------------  --------------  --------------  --------------

Operating expenses:
  Direct operating and programming                            21,912          26,948          44,864          52,425
  Selling, general and administrative                         11,254          12,766          22,997          26,343
  Depreciation and amortization                               18,141          20,671          36,400          41,367
  Management fees to managing affiliate                        5,913           5,337           9,456          10,020
                                                       --------------  --------------  --------------  --------------

          Total                                               57,220          65,722         113,717         130,155
                                                       --------------  --------------  --------------  --------------

Operating income                                               6,131           1,964          14,500           5,224
                                                       --------------  --------------  --------------  --------------

Other expense:
  Interest expense                                            (7,521)        (13,025)        (19,596)        (26,114)
  Interest expense - affiliates                              (13,266)           (509)        (18,535)           (822)
  Other                                                         (120)            666            (120)             58
                                                       --------------  --------------  --------------  --------------

          Total                                              (20,907)        (12,868)        (38,251)        (26,878)
                                                       --------------  --------------  --------------  --------------

Loss before income taxes                                     (14,776)        (10,904)        (23,751)        (21,654)
Income tax (expense) benefit                                     (94)            895            (180)          1,880
                                                       --------------  --------------  --------------  --------------

Net loss                                                     (14,870)        (10,009)        (23,931)        (19,774)

Priority return on preferred and senior
  limited partner interests                                  (25,940)             --         (50,566)             --
                                                       --------------  --------------  --------------  --------------

Net loss of general and limited partners
  after priority return                                $     (40,810)  $     (10,009)  $     (74,497)  $     (19,774)
                                                       ==============  ==============  ==============  ==============

                             See notes to condensed consolidated financial statements.


                                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                             (Dollars in thousands)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                 ----------------------------------
                                                                                        1999              2000
                                                                                 ----------------  ----------------
Cash flows from operating activities:
  Net loss                                                                       $       (23,931)  $       (19,774)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
        Depreciation                                                                      19,494            23,254
        Amortization                                                                      16,906            18,113
        Non-cash interest                                                                     --             1,250
        Deferred income taxes                                                                180            (1,881)
        Changes in operating assets and liabilities:
           Subscriber receivables                                                           (141)             (589)
           Prepaid expenses and other assets                                                 354            (5,301)
           Accounts payable                                                               (1,121)              725
           Subscriber advance payments and deposits                                            8             3,711
           Accrued interest and other liabilities                                         (8,330)            1,725
                                                                                 ----------------  ----------------
Net cash provided by operating activities                                                  3,419            21,233
                                                                                 ----------------  ----------------

Cash flows from investing activities:

  Business acquisitions                                                                   (1,474)           (1,312)
  Capital expenditures                                                                   (44,060)          (70,723)
                                                                                 ----------------  ----------------
Cash used for investing activities                                                       (45,534)          (72,035)
                                                                                 ----------------  ----------------

Cash flows from financing activities:

  Repayments of debt                                                                    (520,061)          (64,923)
  Payments of priority returns                                                           (30,825)               --
  Amounts advanced from affiliates                                                       519,506           117,403
  Issuance of preferred limited partner interests                                         34,125                --
  Capital distributions                                                                      (50)              (25)
                                                                                 ----------------  ----------------
Net cash provided by financing activities                                                  2,695            52,455
                                                                                 ----------------  ----------------

(Decrease) increase in cash and cash equivalents                                         (39,420)            1,653

Cash and cash equivalents, beginning of period                                            44,617             4,374
                                                                                 ----------------  ----------------

Cash and cash equivalents, end of period                                         $         5,197   $         6,027
                                                                                 ================  ================

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

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Olympus at June 30, 2000, and the results of operations for the three and six months ended June 30, 1999 and 2000, have been included. These condensed consolidated financial statements should be read in conjunction with Olympus' consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1999 ("Annual Report"). The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

1.  The Registrants:

          Olympus Communications, L.P. is a limited partnership, formed under the laws of Delaware, between ACC Operations, Inc. and ACC Holdings II, LLC, wholly-owned subsidiaries of Adelphia Communications Corporation (together with its subsidiaries "Adelphia"). Olympus' operations consist primarily of selling video programming which is distributed to subscribers in Florida for a monthly fee through a network of fiber optic and coaxial cables. ACP Holdings, Inc., formerly the managing general partner of Olympus, distributed its partnership interests in Olympus to its parent, ACC Operations, Inc. effective January 1, 2000.

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

         On April 14, 2000, certain subsidiaries and affiliates of Adelphia and Olympus closed on a $2,250,000 credit facility. The credit facility consists of a $1,500,000, 8 3/4 year reducing revolving credit loan and a $750,000, 9 year term loan. No amounts related to Olympus were borrowed as of June 30, 2000.

3.  Supplemental Financial Information:

         Cash payments for interest were $42,454 and $23,684 for the six months ended June 30, 1999 and 2000, respectively. Accumulated depreciation of property, plant and equipment amounted to $212,230 and $234,473 at December 31, 1999 and June 30, 2000, respectively. Accumulated amortization of intangible assets amounted to $174,880 and $191,486 at December 31, 1999 and June 30, 2000, respectively.

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

5.  Recent Accounting Pronouncements:

          Statement of Financial Accounting Standards ( "SFAS ") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, SFAS No. 138 was issued which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Management has not completed its evaluation of the impact of SFAS No. 133 on the Company's consolidated financial statements. The Company will be required to adopt SFAS No. 133 effective January 1, 2001.

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                             (Dollars in thousands)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, technological developments and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements. For further information regarding those risks and uncertainties and their potential impact on the Company, see the Adelphia prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027, under the caption "Risk Factors." The Company does not undertake to update any forward-looking statements in this report or with respect to matters described herein.

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

         Olympus earned substantially all of its revenues in the three and six months ended June 30, 1999 and 2000 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, electronic security monitoring services, digital cable and high speed data services, and pay-per-view programming.

         The changes in Olympus' operating results for the three and six months ended June 30, 2000, compared to the same periods of the prior year, were primarily the result of the continued roll-out of digital cable and high speed data services, growth in electronic security monitoring revenue and advertising revenue, vendor price increases for the Company's programming, expanding existing cable television operations, and the impact of subscriber rate increases which became effective June 1, 1999.

         The high level of depreciation and amortization associated with acquisitions in recent years, the continuing program of upgrading and expansion of systems and interest costs associated with financing activities will continue to have a negative impact on the reported results of operations. Olympus expects to report net losses for the next several years.

         The following table sets forth certain cable television system data at the dates indicated.

                                                                                      June 30,
                                                                         ---------------------------------    Percent
                                                                               1999              2000         Increase
                                                                         ---------------   ---------------  ------------
         Homes Passed by Cable                                                965,163           984,851          2.0%
         Basic Subscribers                                                    641,228           648,403          1.1%


         The following table is derived from Olympus' condensed consolidated financial statements that are included in this Form 10-Q and sets forth the percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.

                                                              Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,
                                                         ------------------------------   -----------------------------
                                                              1999             2000            1999            2000
                                                         -------------    -------------   -------------   -------------
           Revenues                                            100.0%           100.0%          100.0%          100.0%

           Operating expenses:
             Direct operating and programming                   34.6%            39.8%           35.0%           38.8%
             Selling, general and administrative                17.8%            18.9%           17.9%           19.5%
             Depreciation and amortization                      28.7%            30.5%           28.4%           30.5%
             Management fees to managing affiliate               9.3%             7.9%            7.4%            7.4%
                                                         -------------    -------------   -------------   -------------

           Operating income                                      9.6%             2.9%           11.3%            3.8%
                                                         =============    =============   =============   =============

Revenues. The primary revenue sources, reflected as a percentage of total revenues, for the periods indicated were as follows:

                                                                        Three Months Ended        Six Months Ended
                                                                              June 30,                June 30,
                                                                          1999        2000        1999        2000
                                                                      ----------- ----------- ----------- -----------
         Cable service and equipment                                         75%         72%         75%         72%
         Premium programming services                                         9%          9%         10%          9%
         Advertising sales and other services                                16%         19%         15%         19%

         Total revenues increased approximately 6.8% and 5.6% for the three and six month periods ended June 30, 2000 compared with the same periods of the prior year, primarily due to growth in digital cable and high speed data revenue, basic subscriber growth, growth in electronic security monitoring and advertising revenues and the impact of rate increases, partially offset by price reductions on certain services.

         The increase in revenues was attributable to the following:

                                               Three Months       Six Months
                                                   Ended             Ended
                                               June 30, 2000     June 30, 2000
                                              ---------------  ----------------
             New services                           40%               44%
             Basic subscriber growth                16%               20%
             Electronic security monitoring         16%               16%
             Advertising                            10%               11%
             Rate increases                          7%                6%
             Premium  programming fees               8%                -
             Other services                          3%                3%


         Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 23.0% and 16.9% for the three and six month periods ended June 30, 2000 compared with the same periods of the prior year. Such increases were primarily due to increased operating expenses from increased technical costs associated with providing digital cable and high speed data services and basic and premium programming costs.

         Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 13.4% for the three month period ended June 30, 2000 and increased 14.5% for the six month period ended June 30, 2000 compared with the same periods of the prior year. The increases were primarily due to incremental costs associated with providing new services and subscriber growth, marketing expenses and wages.

         Depreciation and Amortization. Depreciation and amortization was higher for the three and six month periods ended June 30, 2000 compared with the same periods of the prior year, primarily due to increased capital expenditures and the impact of the redemption of FPL Group's partnership interests.

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

         Interest Expense. Interest expense increased 73.2% and 33.3% for the three and six month periods ended June 30, 2000, respectively, compared with the same periods of the prior year. This increase was primarily due to an increase in the average amount of debt outstanding as compared to the prior year, primarily due to the note related to the redemption of the FPL Group partnership interests in Olympus.

         Interest Expense-Affiliates. The Company is charged interest on advances due to Adelphia and other affiliates. Such advances were used by the Company for capital expenditures, repayment of debt and working capital. Interest expense-affiliates decreased approximately 96.2% and 95.6% for the three and six month periods ended June 30, 2000 compared with the same periods of the prior year primarily due to decreased average affiliate payables.

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

         Capital expenditures for the six month periods ended June 30, 1999 and 2000 were $44,060 and $70,723, respectively. The Company expects capital expenditures for the remaining six months of the year ending December 31, 2000 to range from $60,000 to $80,000.

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

         At June 30, 2000, the Company's total outstanding debt aggregated approximately $585,000 which included approximately $203,000 of parent debt, and approximately $382,000 of subsidiary and other debt. In addition, the Company had an aggregate of approximately $6,000 in cash and cash equivalents, and as of June 30, 2000, approximately $611,000 in unused credit lines with banks, $575,000 of which was also available to affiliates, part of which is subject to achieving certain levels of operating performance.

         At June 30, 2000, the Company has unused credit lines under reducing revolving credit facilities with revolver periods which expire through 2008. The Company's weighted average interest rate on subsidiary debt was approximately 7.21% at June 30, 2000.

         The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and six months, based on amounts outstanding at June 30, 2000:

           Six months ending December 31, 2000         $      2,373
           Year ending December 31, 2001                     80,873
           Year ending December 31, 2002                    203,123
           Year ending December 31, 2003                     95,123
           Year ending December 31, 2004                        123


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

         Management believes that the telecommunications industry, including the cable television and telephone industries, continues to be in a period of consolidation characterized by mergers, joint ventures, acquisitions, sales of all or part of cable or telephone companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. The Company, like other cable television companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, no assurances can be given as to whether any such transaction may be consummated or, if so, when, or that additional competition from this industry consolidation will not have an adverse effect on the Company.

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

          The 1996 Act repealed the prohibition on local telephone exchange companies ("LECs") from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized LECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although LECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the LEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules. The FCC has promulgated rules to implement the OVS concept in certain jurisdictions throughout the country.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         No material changes have occurred during the six months ended June 30, 2000 in principal outstanding on fixed rate debt. Principal outstanding on variable rate debt declined approximately $64,000 and the fair market value of fixed rate debt declined approximately $12,000 during the six months ended June 30, 2000 compared to December 31, 1999. The Company does not enter into any derivative instruments for trading purposes.

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

         None

Item  6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

             Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

         (b) Reports on Form 8-K:

             The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

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

                                     OLYMPUS COMMUNICATIONS, L.P.

                                     BY:  ACC OPERATIONS, INC.
                                          Managing General Partner

Date:  August 14, 2000               By:  /s/ Timothy J. Rigas
                                     Timothy J. Rigas
                                     Executive Vice President, Treasurer,
                                     Principal Accounting Officer and Principal
                                     Financial Officer of ACC Operations, Inc.


Date:  August 14, 2000               OLYMPUS CAPITAL CORPORATION

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