Form 10-K
period 2000-12-31
OLYMPUS CAPITAL CORP; OLYMPUS COMMUNICATIONS LP
filed 2001-04-02
CIK 754019, 861255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

                      For the Year Ended December 31, 2000

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                        Commission File Number: 333-19327

                         OLYMPUS COMMUNICATIONS, L.P. *
             (Exact name of registrant as specified in its charter)

                 Delaware                     25-1622615
     (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)     Identification Number)


                          OLYMPUS CAPITAL CORPORATION *
             (Exact name of registrant as specified in its charter)

                 Delaware                     23-2868925
    (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)     Identification Number)

         One North Main Street
            Coudersport, PA                         16915-1141
(Address of principal executive offices)            (Zip code)

                                  814-274-9830
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

* Olympus Communications, L.P. and Olympus Capital Corporation meet the conditions set forth in General Instruction I (1)(a) and (b) to the Form 10-K and are therefore filing with the reduced disclosure format.

                          OLYMPUS COMMUNICATIONS, L.P.
                           OLYMPUS CAPITAL CORPORATION

                                TABLE OF CONTENTS

SAFE HARBOR STATEMENT                                                                     3

  PART I - FINANCIAL INFORMATION

     ITEM 1.   BUSINESS                                                                   3

     ITEM 2.   PROPERTIES                                                                18

     ITEM 3.   LEGAL PROCEEDINGS                                                         18

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       18

PART II - OTHER INFORMATION

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS                                                      19

     ITEM 6.   SELECTED FINANCIAL DATA                                                   19

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                AND RESULTS OF OPERATIONS                                                20

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 25

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                               26

     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE                                                 40

PART III

     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                       40

     ITEM 11.   EXECUTIVE COMPENSATION                                                   40

     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT           40

     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                           40

PART IV

     ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K         41

SAFE HARBOR STATEMENT


      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, Olympus Communications, L.P. ("Olympus" and, collectively with its subsidiaries, the "Company"). These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks or uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to general business and economic conditions, acquisitions and divestitures, risks associated with the Company's growth and financings, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to execute on its various business plans and to construct, expand and upgrade its networks, risks associated with reliance on the performance and financial condition of vendors and customers, technological developments, and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027 of Adelphia Communications Corporation, under the heading "Risk Factors." In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

PART I
(Dollars in thousands, except subscriber rates)

ITEM 1.   BUSINESS

Introduction

      The Company is a limited partnership between ACP Holdings, Inc. and ACC Holdings II, LLC, wholly-owned subsidiaries of Adelphia Communications Corporation (together with its subsidiaries, "Adelphia"). Prior to October 1, 1999, the Company was a joint venture limited partnership between Adelphia and subsidiaries of FPL Group, Inc. (together with its subsidiaries "FPL Group"). On that date, Olympus transferred all outstanding common stock of its wholly-owned subsidiary, West Boca Security, Inc. ("WB Security") to FPL Group in exchange for FPL Group's partnership interest in Olympus. Olympus had assigned a $108,000 note receivable from a wholly-owned subsidiary to WB Security prior to the transfer of common stock to FPL Group. The only asset of WB Security was this note which constituted the consideration paid for the redemption of the FPL Group partnership interests in Olympus and accrued priority return due to FPL Group. The Company's operations consist of providing telecommunications services primarily over its networks, which are commonly referred to as broadband networks because they can transmit large quantities of voice, video and data by way of digital or analog signals. Adelphia is a leader in the telecommunications industry with cable television and local telephone operations. As of December 31, 2000, Adelphia owned and managed cable television systems (including Olympus) with broadband networks that passed in front of 9,020,540 homes and served 5,741,368 basic subscribers.

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


      The Company operates one of the largest contiguous cable systems located in some of the fastest growing markets in Florida. As of December 31, 2000, the Company's cable system (the "System") passed in front of 994,313 homes and served 664,322 basic subscribers. In addition to traditional analog cable television, the Company offers a wide range of telecommunications services including digital cable television, high speed data and internet access, electronic security monitoring, paging and telephony services.

Products and Services

    Video Services

      Olympus' cable television systems receive a variety of television, radio and data signals transmitted to receiving sites ("headends") by way of off-air antennas, microwave relay and satellite earth stations. Signals are then modulated, amplified and distributed primarily through a network of fiber optic and coaxial cable to subscribers, who pay fees for the service. Cable television systems are generally constructed and operated pursuant to non-exclusive franchises awarded by state or local government authorities for specified periods of time.

      Systems typically offer subscribers a package of basic video services consisting of local and distant television broadcast signals, satellite-delivered non-broadcast channels (which offer programming such as news, sports, family entertainment, music, weather, shopping, etc.) and public, governmental and educational access channels.

      In addition, premium service channels, which provide movies, live and taped concerts, sports events and other programming, are offered for an extra monthly charge. The System also offers pay-per-view programming, which allows the subscriber to order special events or movies on a per event basis. Local, regional and national advertising time is also sold in the System, with commercial advertisements inserted on certain satellite-delivered non-broadcast channels. Olympus also sells advertising to various entities for local and national advertising on certain channels carried by Olympus, as well as mailings and other media.

      Digital video services are available to Olympus subscribers who lease a digital converter. Digital TV is a computerized method of defining, transmitting and storing information that makes up a television signal. Since digital signals can be "compressed," Olympus can transmit up to 12 channels in the space currently used to transmit just one analog channel. Olympus' Digital TV Cable subscribers may also receive "multichannel" premium services, such as four genres of HBO programming from East and West Coast satellite feeds, enhanced Pay-Per-View options, up to 45 channels of digital music, an interactive on-screen program guide to help them navigate the digital choices, video-on-demand and programming and e-commerce through various service providers.

    High Speed Data and Internet Access

      Power Link, the Company's high-speed data service provided through cable modems, which includes residential, institutional and business service offerings, constitutes an alternative to the traditional slower speed data offerings available through Internet Service Providers ("ISPs"). Power Link offers customers speeds comparable to those available through a T1 line, at costs that compare to a typical ISP plus a second telephone line.

      The Company's deep fiber design allows the use of the expanded bandwidth potential of digital compression technology for cable data and video services. High speed data services are available at speeds far in excess of that which is currently available via a 28.8 or 56.6 kilobit per second telephone modem. In addition, using a high speed cable modem and special ethernet card allows the user to bypass telephone lines and is always connected.

      The Company also offers high speed internet access through the use of one way cable modems, which provide the high speeds of broadband on the data downstream and utilizes a telephone line return path. One way cable modems enable the Company to offer the high speed data service to the bulk of its customers, while completing the system buildout of two way broadband plant. When the plant is two way active, these modems can be upgraded across the network to no longer use the telephone line.

      The Company also offers traditional dial up internet access for those customers who initially prefer this method of internet access to the higher speeds of our broadband network. This establishes the Company as a full service internet provider and creates a customer base that can be upgraded to the high speed service in the future.

    Electronic Security Monitoring

      The Company provided electronic security monitoring services and equipment to approximately 67,700 accounts in Florida as of December 31, 2000. The Company markets its services to both residential and commercial customers. The residential customers represent approximately 85% of its customers and the commercial market represents the remainder. The Company offers these customers video-telemetry systems, intercom and sound systems and other low voltage products.

      The Company's strategy for marketing electronic security monitoring services and equipment is to leverage all of the distribution channels available through the Company's existing market presence including customer service and billing resources, cable channel advertising, marketing literature, and relationships with developers, builders and homeowners' associations.

    Other Services

      The Company offers wireless messaging services to its subscribers through an affiliate, Page Time, Inc., a wholly-owned subsidiary of Adelphia which provides one-way messaging services to the Company via resale arrangements with existing paging network operators.

      The Company also provides long distance telephone service on a resale basis. Services offered include state-to-state and in-state long distance, as well as 800 service, international calling, calling card services and debit card services. The Company's sales effort is focused on the consumer market and emphasizes the simplicity and savings of one low usage rate available 24 hours a day, 7 days a week, with no monthly fee.

    Operating Strategy

      The Company's strategy is to construct and operate a broadband network capable of offering a broad range of telecommunications services and providing superior customer service while maximizing operating efficiencies. The Company intends to continue as a cable television service provider as well as providing bundled communications services combining cable television service with high speed data and internet access, electronic security monitoring, paging and telephony in South Florida. The Company expects to achieve these goals through strong internal growth and investment in and upgrade of its networks.

      The Company's coverage areas encompass certain regions with attractive demographics, including above average income levels and strong population growth trends. Approximately 25% of the homes in the Company's market areas are located in planned communities that typically provide attractive cross-marketing opportunities. The Company had internal basic subscriber growth of 2.0% during the year ended December 31, 2000, and expects that the markets it operates in will continue to provide opportunities for steady growth.

      The Company considers technological innovation to be an important component of its service offerings and customer satisfaction. The Company intends to continue the upgrade of its network infrastructure to add channel capacity, increase digital transmission capabilities and further improve system reliability. As a result, the Company believes it will have one of the most advanced broadband network infrastructures.

Recent Development of the System

      The Company has focused on acquiring and developing systems in markets that have favorable historical growth trends. The Company believes that the strong household growth trends in its System's market areas are key factors in positioning itself for future growth in basic subscribers.

      On January 1, 2001, Adelphia closed the previously announced cable systems exchange with Comcast Corporation. As part of the transaction, Olympus added approximately 44,000 subscribers in Orange County, California. In exchange, Comcast Corporation received approximately 56,000 subscribers in Ft. Myers, Florida from Olympus.

    Financial Information

      The financial data regarding the Company's revenues, results of operations and identifiable assets for each of the Company's last three years is set forth in, and incorporated herein by reference to, Item 8, Financial Statements and Supplementary Data of this Form 10-K.

    Technological Developments

      The Company has made a substantial commitment to the technological development of the System and is aggressively investing in the upgrade of the technical capabilities of its cable plant in a cost efficient manner. The Company continues to deploy fiber optic cable and to upgrade the technical capabilities of its broadband networks. The result is significant increases in network capacity, digital capability, two-way communication and network reliability.

      The design of the current System upgrade, when completed, will deploy on average one fiber optic node for every two system plant miles or approximately one fiber node for every 180 homes passed compared to the industry norm of 500 to 1,000 homes passed per fiber optic node. Approximately 80% of the System will be upgraded to greater than 750 Mhz. Approximately 20% of the plant will remain at 550 Mhz. The upgraded system will be completely addressable and provide two-way communication capability. The additional bandwidth enables the Company to offer additional video, data and programming services. A portion of the bandwidth is allocated to service offerings such as two-way data, telephony and video-on-demand. The Company believes this combination of bandwidth and the relatively low number of homes passed per fiber node will provide adequate capacity and flexibility to offer existing and anticipated services into the foreseeable future with limited additional capital expenditures.

      The upgraded System, on average, will include only two active pieces of equipment between the headend and the home. Limiting the number of active pieces of equipment combined with the small number of homes per fiber node reduces the potential for mechanical failure and the number of subscribers affected by such a failure, all of which provides increased reliability to the customers.


    Subscriber Services and Rates

      The Company's revenues are derived principally from monthly subscription fees for various services. Rates to subscribers vary in accordance with the type of service selected. Although service offerings vary across franchise areas because of differences in plant capabilities, each of the areas typically offers services at monthly prices ranging as follows:

                    Service                           Rate Range
                    -------                           ----------
            Basic Cable Television              $  6.00-15.00
            Cable Value Cable Television        $ 12.00-28.00
            Premium Cable Television            $  9.00-14.00
            Digital Cable Television            $ 10.00
            High Speed Internet Access          $ 35.00-50.00
            Dial-up Internet Access             $ 16.00
            Paging                              $  7.00-35.00
            Electronic Security Monitoring      $ 20.00-25.00
            Long Distance                       $   .07-.08 per minute


      An installation fee, which the Company may wholly or partially waive during a promotional period, is usually charged to new subscribers.

      The Cable Communications Policy Act of 1984 (the "1984 Cable Act," as amended by the 1992 Cable Act), deregulated basic service rates for systems in communities meeting the FCC's definition of effective competition. Pursuant to the FCC's definition of effective competition adopted following enactment of the 1984 Cable Act, substantially all of the Company's franchises were rate deregulated. However, in June 1991, the FCC amended its effective competition standard, which increased the number of cable systems that could be subject to local rate regulation. The 1992 Cable Act contains a new definition of effective competition under which nearly all cable systems in the United States are subject to regulation of basic service rates. Additionally, the legislation (i) eliminates the 5% annual basic rate increase allowed by the 1984 Cable Act without local approval; (ii) allows the FCC to adjudicate the reasonableness of rates for non-basic service tiers, other than premium services, for cable systems not subject to effective competition in response to complaints filed by franchising authorities and/or cable subscribers; (iii) prohibits cable systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; (iv) allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain circumstances; and (v) permits the FCC and franchising authorities more latitude in controlling rates and rejecting rate increase requests. The Telecommunications Act of 1996 (the "1996 Act") ended FCC regulation on nonbasic tier rates on March 31, 1999.

      For a discussion of FCC rate regulation and related developments, see "Legislation and Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulatory and Competitive Matters."

    Franchises

      The 1984 Cable Act provides that cable operators may not offer cable service to a particular community without a franchise unless such operator was lawfully providing service to the community on July 1, 1984 and the franchising authority does not require a franchise. The System operates pursuant to franchises or other authorizations issued by governmental authorities, substantially all of which are nonexclusive. Such franchises or authorizations awarded by a governmental authority generally are not transferable without the consent of the authority. As of December 31, 2000, the Company held 157 franchises. Most of these franchises can be terminated prior to their stated expiration by the relevant governmental authority, after due process, for breach of material provisions of the franchise.

      Under the terms of most of the Company's franchises, a franchise fee (generally ranging up to 5% of the gross revenues of the cable system) is payable to the governmental authority. For the past three years, franchise fee expense incurred by the Company has averaged approximately 4.3% of gross system revenues.

      The franchises issued by the governmental authorities are subject to periodic renewal. In renewal hearings, the authorities generally consider, among other things, whether the franchise holder has provided adequate service and complied with the franchise terms. In connection with a renewal, the authority may impose different and more stringent terms, the impact of which cannot be predicted. To date, all of the Company's material franchises have been renewed or extended, at or effective upon their stated expiration, generally on modified terms. Such modified terms have not been materially adverse to the Company.

      The Company believes that all of its material franchises are in good standing. From time to time, the Company notifies the franchising authorities of the Company's intent to seek renewal of the franchise in accordance with the procedures set forth in the 1984 Cable Act. The 1984 Cable Act process requires that the governmental authority consider the franchise holder's renewal proposal on its own merits in light of the franchise holder's past performance and the community's needs and interests, without regard to the presence of competing applications. See "Legislation and Regulation." The 1992 Cable Act alters the administrative process by which operators utilize their 1984 Cable Act franchise renewal rights. Such changes could make it easier in some instances for a franchising authority to deny renewal of a franchise.

    Competition

      Although the Company and the cable television industry have historically faced modest competition, the competitive landscape is changing and competition has increased. The Company believes that the increase in competition within its communities will continue to occur over the next several years.

      At the present time, cable television systems compete with other communications and entertainment media, including off-air television broadcast signals, which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals which constitute a substantial part of basic service can be received by viewers who use their own antennas. Local television reception for residents of apartment buildings or other multi-unit dwelling complexes may be aided by use of private master antenna services. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including multimedia computers, videocassette recorders, digital video disc players and compact disc players. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming and other services than that available off-air or through competitive alternative delivery sources. In addition, certain provisions of the 1992 Cable Act and the 1996 Act are expected to increase competition significantly in the cable industry. See "Legislation and Regulation."

      The 1992 Cable Act prohibits the award of exclusive franchises, prohibits franchising authorities from unreasonably refusing to award additional franchises and permits them to operate cable systems themselves without franchises.

      Individuals presently have the option to purchase either C-band earth stations or high-powered direct broadcast satellites ("DBS") utilizing video compression technology. Earth Station technology requires expensive equipment and room to spin to see more than one satellite, as well as limits on capacity. DBS technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. Video compression technology is being used by cable operators to similarly increase their channel capacity. DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where a cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS is being heavily marketed on a nationwide basis by competing service providers. Congress passed the Satellite Home Viewer Act in late 1999. The law allows DBS providers to offer local broadcast channels. DBS companies have since added a number of local channels in some regions, a trend that will continue, thus lessening the distinction between cable television and DBS service.

      Cable communications systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS"), commonly called wireless cable systems, which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by the Company's System. MMDS systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees and are subject to fewer regulatory requirements than cable television systems. MMDS systems' ability to compete with cable television systems has previously been limited by channel capacity, the inability to obtain programming and regulatory delays. Recently, however, MMDS systems have developed digital compression technology which provides for more channel capacity and better signal delivery. Although relatively few MMDS systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. A series of actions taken by the FCC, including reallocating certain frequencies to wireless services, are intended to facilitate the development of wireless cable television spectrum that will be used by wireless operators to provide additional channels of programming over longer distances. Several Regional Bell Operating Companies ("RBOC") acquired interests in major MMDS companies. The Company is unable to predict whether wireless video services will have a material impact on its operations.

      Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Further, while a franchised cable television system typically is obligated to extend service to all areas of a community regardless of population density or economic risk, a SMATV system may confine its operation to small areas that are easy to serve and more likely to be profitable. Under the 1996 Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights-of-way. The U.S. Copyright Office has concluded that SMATV systems are "cable systems" for purposes of qualifying for the compulsory copyright license established for cable systems by federal law.

      The FCC also has initiated a new rulemaking proceeding looking toward the allocation of frequencies in the 28 Ghz range for a new multi-channel wireless video service which could make 98 video channels available in a single market. It cannot be predicted at this time whether competitors will emerge utilizing such frequencies or whether such competition would have a material impact on the operations of cable television systems.

      The FCC has recently auctioned a sizable amount of spectrum in the 31 Ghz band for use by a new wireless service, LMDS, which among other uses, can deliver over 100 channels of digital programming directly to consumers' homes. The FCC auctioned this spectrum to the public during 1998, with cable operators and local telephone companies restricted in their participation in this auction. The extent to which the winning licenses in this service will use this spectrum in particular regions of the country to deliver multichannel video programming to subscribers, and therefore provide competition for franchised cable systems, is at this time, uncertain.

      The 1996 Act eliminates the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DBS, MMDS, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Act authorizes local telephone companies to operate "open video systems" without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Up to two-thirds of the channel capacity of an "open video system" must be available to programmers unaffiliated with the local telephone company. The open video system concept replaces the FCC's video dialtone rules. The 1996 Act also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers. With certain limited exceptions, neither a local exchange carrier nor a cable operator can acquire more than 10% of the other entity operating within its own service area.

      Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry. The ability of cable systems to compete with present, emerging and future distribution media will depend to a great extent on obtaining and delivering attractive programming. The availability and exclusive use of a sufficient amount of quality programming may in turn be affected by developments in regulation or copyright law. See "Legislation and Regulation."

      The cable television industry competes with radio, television, the internet, and print media for advertising revenues. As the cable television industry continues to develop programming designed specifically for distribution by cable, advertising revenues may increase. Premium programming provided by cable systems is subject to the same competitive factors which exist for other programming discussed above. The continued profitability of premium services may depend largely upon the continued availability of attractive programming at competitive prices.

    Employees

      At January 26, 2001, there were 1,132 full-time employees of the Company, none of which were covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

Legislation and Regulation

      The cable television industry is regulated by the FCC, the principal federal regulatory agency with jurisdiction over cable television, some state governments and most local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies may materially affect the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws.

    FCC Regulation

      The FCC, the principal federal regulatory agency with jurisdiction over cable television, has adopted regulations covering such areas as cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, cable rates, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, signal leakage and frequency use, maintenance of various records, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

    Rate Regulation

      The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional non-basic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable television systems were not subject to rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to rate regulation of basic service. The 1996 Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except direct broadcast satellite television systems. Satisfaction of this test deregulates all rates.

      For cable systems not subject to effective competition, the 1992 Cable Act required the FCC to adopt a formula for franchising authorities to assure that basic cable rates are reasonable; allowed the FCC to review rates for cable programming service tiers, other than per-channel or per-program services, in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring basic customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of compliance; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Act limited the class of complainants regarding cable programming service tier rates to franchising authorities only, after first receiving two rate complaints from local customers, and ended FCC regulation of cable programming service tier rates on March 31, 1999. The 1996 Act also relaxed existing uniform rate requirements by specifying that such requirements do not apply where the operator faces effective competition, and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing may be lodged with the FCC.

      The FCC's implementing regulations contain standards for the regulation of basic service rates. Local franchising authorities and the FCC, respectively, are empowered to order a reduction of existing rates which exceed the maximum permitted level for basic services and associated equipment, and refunds can be required. The FCC adopted a benchmark price cap system for measuring the reasonableness of existing basic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment, converter boxes and remote control devices, for example, and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable television operator adds or deletes channels. There is also a streamlined cost-of-service methodology available to justify a rate increase on the basic tier for "significant" system rebuilds or upgrades.

      Finally, there are regulations which require cable television systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable television system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable television systems that do not have such technical capability is available until a cable television system obtains the capability, but not later than December 2002.

    Carriage of Broadcast Television Signals

      The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are "local" to a cable television system, that is to say that the system is located in the station's designated market area, to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for "retransmission consent" to carry the station. The next election between must-carry and retransmission consent will be October 1, 2002. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to mandatory carriage requirements or the retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (a) a 50 mile radius from the station's city of license; or (b) the station's Grade B contour, a measure of signal strength. Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," which are commercial satellite-delivered independent stations such as WGN. To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on the Company, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. The FCC recently completed a rulemaking proceeding dealing with the carriage of television signals in high definition and digital formats. The FCC decided that local television broadcast stations transmitting solely in a digital format are presently entitled to carriage. However, stations transmitting in both digital and analog formats, which is permitted during the current transition period, have no carriage rights for the digital format until they cease transmitting an analog signal.

    Franchise Fees and Other Franchise Requirements

      Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable television system's annual gross revenues. Under the 1996 Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services, although they may be able to exact some additional compensation for the use of public rights-of-way. Franchising authorities are also empowered, in awarding new franchises or renewing existing franchises, to require cable television operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.

    Renewal of Franchises

      The 1984 Cable Act and the 1992 Cable Act establish renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal and to provide specific grounds for franchising authorities to consider in making renewal decisions, including a franchisee's performance under the franchise and community needs. Even after the formal renewal procedures are invoked, franchising authorities and cable television operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as rebuilding facilities and equipment, although the municipality must take into account the cost of meeting such requirements. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable television system or franchises, such authority may attempt to impose burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable television operators that have provided satisfactory services and have complied with the terms of their franchises. At this time, we are not aware of any current or past material failure on our part to comply with our franchise agreements. We believe that we have generally complied with the terms of our franchises and have provided quality levels of service.

      The 1992 Cable Act makes several changes to the process under which a cable television operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Franchising authorities may consider the "level" of programming service provided by a cable television operator in deciding whether to renew. For alleged franchise violations occurring after 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is stopped if, after giving the cable television operator notice and opportunity to cure, it fails to respond to a written notice from the cable television operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

    Channel Set-Asides

      The 1984 Cable Act permits local franchising authorities to require cable television operators to set aside certain television channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties to provide programming that may compete with services offered by the cable television operator. The 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

    Ownership

      The 1996 Act repealed the statutory ban against local exchange carriers providing video programming directly to customers within their local exchange telephone service areas. Consequently, the 1996 Act permits telephone companies to compete directly with operations of cable television systems. Under the 1996 Act and FCC rules adopted to implement the 1996 Act, local exchange carriers may provide video service as broadcasters, common carriers, or cable operators. In addition, local exchange carriers and others may also provide video service through "open video systems," a regulatory regime that may give them more flexibility than traditional cable television systems. Open video system operators, including local exchange carriers, can, however, be required to obtain a local cable franchise, and they can be required to make payments to local governmental bodies in lieu of cable franchise fees. In general, open video system operators must make their systems available to programming providers on rates, terms and conditions that are reasonable and nondiscriminatory. Where carriage demand by programming providers exceeds the channel capacity of an open video system, two-thirds of the channels must be made available to programmers unaffiliated with the open video system operator.

      The 1996 Act generally prohibits local exchange carriers from purchasing any ownership interest in a cable television system exceeding 10% located within the local exchange carriers telephone service area, prohibits cable operators from purchasing local exchange carriers whose service areas are located within the cable operator's franchise area, and prohibits joint ventures between operators of cable television systems and local exchange carriers operating in overlapping markets. There are some statutory exceptions, including a rural exemption that permits buyouts in which the purchased cable television system or local exchange carrier serves a non-urban area with fewer than 35,000 inhabitants, and exemptions for the purchase of small cable television systems located in non-urban areas. Also, the FCC may grant waivers of the buyout provisions in certain circumstances.

      The 1996 Act makes several other changes to relax ownership restrictions and regulations of cable television systems. The 1996 Act repeals the 1992 Cable Act's three-year holding requirement pertaining to sales of cable television systems. The statutory broadcast/cable cross-ownership restrictions imposed under the 1984 Cable Act have been eliminated, although the FCC's regulations prohibiting broadcast/cable common-ownership currently remain in effect. The FCC's rules also generally prohibit cable operators from offering satellite master antenna service separate from their franchised systems in the same franchise area, unless the cable operator is subject to "effective competition" there.

      The 1996 Act amends the definition of a "cable system" under the Communications Act of 1934 (the "Communications Act") so that competitive providers of video services will be regulated and franchised as "cable systems" only if they use public rights-of-way. Thus, a broader class of entities providing video programming may be exempt from regulation as cable television systems under the Communications Act.

      Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable television systems which a single cable television operator can own. In general, no cable television operator can have an attributable interest in cable television systems which serve more than 30% of all multi-channel video programming distributors nationwide. Attributable interests for these purposes include voting interests of 5% or more, non-voting interests of 33% or more of the total assets (debt plus equity), officerships, directorships and general partnership interests.

      The FCC has also adopted rules which limit the number of channels on a cable television system which can be occupied by national video programming services in which the entity which owns the cable television system has an attributable interest. The limit is 40% of the first 75 activated channels. The U.S. Court of Appeals for the District of Columbia Circuit recently overturned the 30% multiple ownership and 40% programming interest rules on the ground that they are an unsupported intrusion on cable operators' First Amendment rights. The rulemaking decision was remanded to the FCC for further proceedings. The constitutionality of the underlying statute had previously been sustained by the same court. The FCC has yet to announce what action it will take on either of these limitations.

      The 1996 Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utilities Holding Company Act of 1935, as amended. Electric utilities must establish separate subsidiaries known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Due to their resources, electric utilities could be formidable competitors to traditional cable television systems.

    Access to Programming

      The 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their affiliated cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. Certain of these restrictions are scheduled to expire in October 2002 unless the FCC decides that they should be continued.

    Privacy

      The 1984 Cable Act imposes a number of restrictions on the manner in which cable television operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable television operator was found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements were strengthened to require that cable television operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

    Franchise Transfers

      The 1992 Cable Act requires franchising authorities to act on any franchise transfer request within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

    Technical Requirements

      The FCC has imposed technical standards applicable to all classes of channels which carry downstream National Television System Committee video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108 to 137 MHz and 225 to 400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable television system signal leakage. Periodic testing by cable television operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Act, local franchising authorities may not prohibit, condition or restrict a cable television system's use of any type of customer equipment or transmission technology.

      The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, among other things, generally prohibit cable television operators from scrambling their basic service tier. The 1996 Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and to rely on the marketplace. Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors. Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their multichannel video programming distributors so long as the equipment does not harm the network, does not interfere with the services purchased by other customers and is not used to receive unauthorized services. As of July 1, 2000, multichannel video programming distributors, other than operators of direct broadcast satellite television systems, are required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the multichannel video programming distributors with set-top units purchased or leased from retail outlets. As of January 1, 2005, multichannel video programming distributors will be prohibited from distributing new set-top equipment integrating both security and non-security functions to their customers.

      Pursuant to the 1992 Cable Act, the FCC has adopted rules implementing an emergency alert system. The rules require all cable television systems to provide an audio and video emergency alert system message on at least one programmed channel and a video interruption and an audio alert message on all programmed channels. The audio alert message is required to state which channel is carrying the full audio and video emergency alert system message. The FCC rules permit cable television systems either to provide a separate means of alerting persons with hearing disabilities of emergency alert system messages, such as a terminal that displays emergency alert system messages and activates other alerting mechanisms or lights, or to provide audio and video emergency alert system messages on all channels. Cable television systems with 10,000 or more basic customers per headend were required to install emergency alert system equipment capable of providing audio and video emergency alert system messages on all programmed channels by December 31, 1998. Cable television systems with 5,000 or more but fewer than 10,000 basic customers per headend will have until October 1, 2002 to comply with that requirement. Cable television systems with fewer than 5,000 basic customers per headend will have a choice of providing either a national level emergency alert system message on all programmed channels or installing emergency alert system equipment capable of providing audio alert messages on all programmed channels, a video interrupt on all channels, and an audio and video emergency alert system message on one programmed channel. This must be accomplished by October 1, 2002.

    Inside Wiring; Customer Access

      In a 1997 order, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. Additionally, the FCC has proposed to restrict exclusive contracts between building owners and cable operators or other multichannel video programming distributors. The FCC has also recently issued an order preempting state, local and private restrictions on over-the-air reception antennas placed on rental properties in areas where a tenant has exclusive use of the property, such as balconies or patios. However, tenants may not install such antennas on the common areas of multiple dwelling units, such as on roofs. This new order may limit the extent to which multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise would prohibit, for example, placement of direct broadcast satellite television systems television receiving antennae in multiple dwelling unit areas, such as apartment balconies or patios, under the exclusive occupancy of a renter.

    Pole Attachments

      The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they adequately regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they adequately regulate the rates, terms and conditions for pole attachments. Several states in which we operate have made such a certification. In the absence of state regulation, the FCC administers such pole attachment and conduit use rates through use of a formula which it has devised. Pursuant to the 1996 Act, the FCC has adopted a new rate formula for any attaching party, including cable television systems, which offers telecommunications services. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. Any increases pursuant to this new formula begin in 2001, and will be phased in by equal increments over the five ensuing years. The FCC recently ruled that the provision of internet services will not, in and of itself, trigger use of the new formula. However, the U.S. Court of Appeals for the Eleventh Circuit held that, since internet provision is neither a "cable service" or a "telecommunications service," neither rate formula applies to a cable operator which offers internet service and, therefore, public utilities are free to charge what they please. The U.S. Supreme Court has agreed to review this decision. The FCC has also initiated a proceeding to determine whether it should adjust certain elements of the current rate formula. If adopted, these adjustments could increase rates for pole attachments and conduit space.

    Other FCC Matters

      FCC regulation pursuant to the Communications Act also includes matters regarding a cable television system's carriage of local sports programming; restrictions on origination and cablecasting by cable television operators; rules governing political broadcasts; equal employment opportunity; deletion of syndicated programming; registration procedure and reporting requirements; customer service; closed captioning; obscenity and indecency; program access and exclusivity arrangements; and limitations on advertising contained in nonbroadcast children's programming.

      The FCC has recently issued a Notice of Inquiry covering a wide range of issues relating to Interactive Television ("ITV"). Examples of ITV services are interactive electronic program guides and access to a graphic interface that provides supplementary information related to the video display. In the near term, cable systems are likely to be the platform of choice for the distribution of ITV services. The FCC has posed a series of questions including the definition of ITV, the potential for discrimination by cable systems in favor of affiliated ITV providers, enforcement mechanisms, and the proper regulatory classification of ITV service.

    Copyright

      Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable television operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable television system with respect to over-the-air television stations. Any future adjustment to the copyright royalty rates will be done through an arbitration process to be supervised by the U.S. Copyright Office. Cable television operators are liable for interest on underpaid and unpaid royalty fees, but are not entitled to collect interest on refunds received for overpayment of copyright fees.

      Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable television operators would have to negotiate rights from the copyright owners for all of the programming on the broadcast stations carried by cable television systems. Such negotiated agreements would likely increase the cost to cable television operators of carrying broadcast signals. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable television operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

      Copyrighted music performed in programming supplied to cable television systems by pay cable networks, such as HBO, and basic cable networks, such as USA Network, is licensed by the networks through private agreements with the American Society of Composers and Publishers, generally known as ASCAP, and BMI, Inc., the two major performing rights organizations in the United States. Both the American Society of Composers and Publishers and BMI offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable television systems to their customers.

      Licenses to perform copyrighted music by cable television systems themselves, including on local origination channels, in advertisements inserted locally on cable television networks, and in cross-promotional announcements, must be obtained by the cable television operator from the American Society of Composers and Publishers, BMI and/or SESAC, Inc.

    State and Local Regulation

      Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. Franchises generally contain provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable television services provided. The terms and conditions of each franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable television system. The 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments. The 1996 Act prohibits a franchising authority from either requiring or limiting a cable television operator's provision of telecommunications services.

      Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility.

      The foregoing describes all material present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the Company can be predicted at this time.

    Internet Access Service

      We offer a service which enables consumers to access the internet at high speeds via high capacity broadband transmission facilities and cable modems. We compete with many other providers of internet access services which are known as internet service providers. Internet service providers include such companies as America Online and Mindspring Enterprises as well as major telecommunications providers, including AT&T and local exchange telephone companies. Recently, several internet service providers asked the FCC as well as local authorities to require cable companies offering internet access services over their broadband facilities to allow access to those facilities on an unbundled basis to other internet service providers. In a recent report on the deployment of advanced telecommunications capability under Section 706 of the 1996 Act, the FCC declined to convene a proceeding to consider whether to impose such an access requirement on cable companies. However, the FCC indicated that it would continue to monitor the issue of broadband deployment. Also, the FCC denied requests by certain internet service providers that it condition its approval of the merger of AT&T and TCI, now known as AT&T Broadband, LLC, on a requirement that those companies allow access by internet service providers to their broadband facilities. Several local jurisdictions also are reviewing this issue. Last year, the U.S. Court of Appeals for the Ninth Circuit overturned a requirement, imposed by a local franchising authority in the context of a franchise transfer, that the cable operator, if it chooses to provide internet service, must provide open access to its system for other ISPs on the ground that internet access is not a cable service and thus is not subject to local franchising authority regulation. U.S. District Courts in Virginia and Florida have also held that a local franchising authority cannot impose an open access requirement. An appeal from the Virginia ruling is pending before the Fourth Circuit.

      There are currently few laws or regulations which specifically regulate communications or commerce over the internet. Section 230 of the Communications Act, added to that act by the 1996 Act, declares it to be the policy of the United States to promote the continued development of the internet and other interactive computer services and interactive media, and to preserve the vibrant and competitive free market that presently exists for the internet and other interactive computer services, unfettered by federal or state regulation. One area in which Congress did attempt to regulate content over the internet involved the dissemination of obscene or indecent materials. The provisions of the 1996 Act generally referred to as the Communications Decency Act were found to be unconstitutional by the United States Supreme Court in 1997.

    Local Telecommunications Services

      The 1996 Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public service, public safety and welfare, service quality and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service.

      We may in the future allow our cable infrastructure to be used for the provision of local telecommunications services to residential and business consumers. Local telecommunications service is subject to regulation by state utility commissions. Use of local telecommunications facilities to originate and terminate long distance services, a service commonly referred to as "exchange access," is subject to regulation both by the FCC and by state utility commissions. As a provider of local exchange service, we would be subject to the requirements imposed upon local exchange carriers by the 1996 Act. These include requirements governing resale, telephone number portability, dialing parity, access to rights-of-way and reciprocal compensation. Our ability to successfully offer local telecommunications service will be dependent, in part, on the opening of local telephone networks by incumbent local telephone companies as required of them by the 1996 Act. In January 1999, the United States Supreme Court reversed and vacated in part an earlier decision of a federal court of appeals striking down portions of the FCC's 1996 rules governing local telecommunications competition. The Supreme Court held that the FCC has authority under the Communications Act to establish rules to govern the pricing of facilities and services provided by incumbent local exchange carriers ("ILECs") to open their local networks to competition. However, in July 2000, the U.S. Court of Appeals for the Eighth Circuit vacated several FCC rules concerning interconnection and pricing of ILEC network elements, including a rule that mandates that ILECs set prices for unbundled network elements at the lowest cost network configuration, and another rule that would have required the ILECs to bundle combinations of network elements at the competing carrier's request. The U.S. Supreme Court decided to review this decision (consolidated with four other lower court challenges to the FCC's interconnection rules) in its next session, which commences in October 2001. How these questions are resolved will impact our ability to provide local telecommunications service in competition with incumbent local exchange telephone companies.

      In 1995, the Florida Legislature amended Chapter 362 of Florida Statutes by enacting "An Act Relating to Local Exchange Telecommunications Companies" ("Florida Act") (Chapter 362, Fl. Stat. (1995)). This new law substantially altered Florida law regarding telecommunications providers and services, such as Olympus. The following is a summary of the key provisions of the Florida Act and associated Florida Public Service Commission ("PSC") actions that could materially affect Olympus' telecommunications business.

    The Florida Act

      The Florida Act vests in the PSC virtually exclusive jurisdiction over intrastate telecommunications matters. The Florida Act limits municipalities to taxation of certain telecommunications services or management of long distance carriers' occupation of local rights-of-way. The Florida Act further directs the PSC to employ flexible regulatory treatment to ensure the widest possible range of telecommunications services, and provides that new entrants such as the Company are subject to a lesser level of regulatory oversight than LECs.

    PSC Actions

      Florida has also promulgated legislation that fosters competition in intrastate telecommunications services, which is administered by the Florida PSC. The PSC grants certification to competitive, alternative providers upon a showing of sufficient technical, financial, and managerial capability. The PSC also remains active in governing the business of alternative carriers, such as imposing certain continuing reporting and other obligations (or restrictions) on such carriers. For instance, although the PSC has mandated that competitive providers file certain price lists, the PSC has resisted allowing competitive carriers to file full tariffs, which would deny them the ability to rely on terms and conditions normally included in such tariffs and required instead reliance on individual contracts. In addition, the PSC conducts proceedings and rulemakings to address local competition issues including pricing of unbundled network elements and wholesale services available for resale. Finally, pursuant to its obligation under the 1996 Act, the PSC also reviews or arbitrates interconnection agreement negotiations.

      Based on the foregoing, the Company believes that the Florida Act and actions of the PSC to date reflect a generally favorable legal and regulatory environment for new entrants, such as Olympus, to intrastate telecommunications in Florida.

ITEM 2.   PROPERTIES

      The Company's principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and subscriber house drop equipment for each of its cable television systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. The Company's distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Subscriber devices consist of decoding converters. The physical components of cable television systems require maintenance and periodic upgrading to keep pace with technological advances.

      The Company's cables and related equipment are generally attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. See "Legislation and Regulation--FCC Regulation."

      The Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices in each of its market areas, and owns most of its service vehicles.

      Substantially all of the assets of Olympus' subsidiaries are subject to encumbrances as collateral in connection with the Company's credit arrangements, either directly with a security interest or indirectly through a pledge of the stock or partnership interests in the respective subsidiaries. See Note 3 to the Olympus Communications, L.P. consolidated financial statements. The Company believes that its properties, both owned and leased, are in good operating condition and are suitable and adequate for the Company's business operations.

ITEM 3.   LEGAL PROCEEDINGS

      There are no material pending legal proceedings, other than routine litigation incidental to the business, of which the Company or any of its subsidiaries is a part or to which any of their property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY  AND RELATED STOCKHOLDER MATTERS

     Not applicable.


ITEM 6.   SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

         The selected consolidated financial data as of and for each of the five years in the period ended December 31, 2000 have been derived from the audited consolidated financial statements of the Company. This data should be read in conjunction with the consolidated financial statements and related notes thereto, for each of the three years in the period ended December 31, 2000 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The Statement of Operations Data with respect to the years ended December 31, 1996 and 1997, and the balance sheet data at December 31, 1996, 1997, and 1998 have been derived from audited consolidated financial statements of the Company not included herein.

                                                             Year Ended December 31,
                                           1996          1997          1998           1999           2000
                                     ------------------------------------------------------------------------
Statement of Operations Data:
Revenues                             $    159,870  $    176,363  $    215,642  $     258,067  $     275,518
Direct operating and
   programming expenses                    48,598        56,905        73,871         91,817        104,703
Selling, general and
   administrative expenses                 28,974        32,163        37,720         46,419         50,787
Depreciation and amortization              40,446        43,337        51,933         72,125         85,286
Management fees                             8,839         9,566        13,174         23,222         23,287
                                     ------------------------------------------------------------------------
Operating income                           33,013        34,392        38,944         24,484         11,455

Interest expense                          (40,748)      (50,150)      (53,222)       (38,482)       (52,308)
Interest expense - affiliates              (6,600)       (6,600)       (9,582)       (47,644)        (4,142)
Gain on sale of assets                          -         1,522         7,215              -              -
Other income                                  401         1,085           686            168            769
                                     ------------------------------------------------------------------------
Loss before income taxes                  (13,934)      (19,751)      (15,959)       (61,474)       (44,226)

Income tax benefit (expense)                2,984           (51)         (115)           534          3,939
                                     ------------------------------------------------------------------------
Net loss                             $    (10,950) $    (19,802) $    (16,074) $     (60,940) $     (40,287)
                                     ========================================================================
Cash distributions declared per
   general and limited partners' unit$      5,467  $          -  $          -  $           -  $           -
                                     ========================================================================


                                                                  December 31,
                                          1996           1997          1998           1999           2000
                                     --------------  ------------  ------------  -------------  -------------
Other:
Total assets                          $   640,221   $   728,952   $ 1,011,999   $  1,116,704   $  1,256,331
Total debt                                572,713       673,804       726,982        648,327        564,736
Partners' equity (deficiency)             (84,199)     (112,217)     (135,947)       329,393        505,033
Capital expenditures                       28,117        37,867        59,672         97,380        183,721


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Dollars in thousands)

See Safe Harbor Statement following the table of contents, which section is incorporated by reference herein.

RESULTS OF OPERATIONS

General

      Olympus Communications, L.P. ("Olympus" and, collectively with its subsidiaries, the "Company") is a limited partnership between ACP Holdings, Inc. and ACC Holdings II LLC, wholly-owned subsidiaries of Adelphia Communications Corporation (together with its subsidiaries, "Adelphia"). Prior to October 1, 1999, the Company was a joint venture limited partnership between Adelphia and subsidiaries of FPL Group, Inc. (together with its subsidiaries "FPL Group"). On that date, Olympus transferred all outstanding common stock of its wholly-owned subsidiary, West Boca Security, Inc. ("WB Security") to FPL Group in exchange for FPL Group's partnership interests in Olympus. Olympus had assigned a $108,000 note receivable from a wholly-owned subsidiary to WB Security prior to the transfer of common stock to FPL Group. The only asset of WB Security was this note which constituted the consideration paid for the redemption of the FPL Group partnership interest in Olympus and accrued priority return due to FPL Group. The redemption of FPL Group's partnership interests in Olympus has been accounted for as a purchase of minority interest applying the purchase method of accounting.

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

      Olympus earned substantially all of its revenues in each of the last three fiscal years from monthly subscriber fees for basic, satellite, digital, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, electronic security monitoring services, high speed data services, home shopping networks and pay-per-view programming.

Comparison of the Years Ended December 31, 1998, 1999 and 2000

      The changes in the Company's results of operations for the year ended December 31, 1999, compared with the prior year, were primarily the result of acquisitions, expanding existing cable television operations, the impact of subscriber rate increases which became effective June 1, 1998 and 1999, growth in advertising revenues and vendor price increases for the Company's programming. The changes for the year ended December 31, 2000, compared with the prior year, were primarily the result of expanding existing cable television operations, the continued expansion of new services, continued growth in advertising revenues, and vendor price increases for the Company's programming. The high level of depreciation and amortization associated with acquisitions, and the continuing upgrade and expansion of the System, and interest associated with financing activities will continue to have a negative impact on the reported results of operations. The Company expects to report net losses for the foreseeable future.

The following table is derived from the Company's consolidated financial statements that are included in this Annual Report on Form 10-K and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.

                                                             Percentage of Revenues
                                                             Year Ended December 31,
                                                      ------------------------------------
                                                            1998       1999        2000
                                                      -----------------------------------
     Revenues                                              100.0%     100.0%      100.0%
     Operating expenses:
          Direct operating and programming                  34.3%      35.6%       38.0%
          Selling, general and administrative               17.4%      18.0%       18.3%
          Depreciation and amortization                     24.1%      27.9%       31.0%
          Management fees to managing affiliate              6.1%       9.0%        8.5%
                                                      -----------------------------------
     Operating income                                       18.1%       9.5%        4.2%
                                                      ===================================


    Revenues

      The primary revenue sources, reflected as a percentage of total revenues, were as follows:

                                                    Year Ended December 31,
                                              ----------------------------------
                                                  1998       1999       2000
                                              ----------------------------------
    Regulated service and equipment                74%        74%        70%
    Premium programming                            10%         9%        10%
    Advertising sales and other services           16%        17%        20%


      Total revenues for the year ended December 31, 1999 increased 19.7% from the prior year, primarily due to acquisitions, basic subscriber growth, growth in advertising revenues and the positive impact of rate increases implemented during June 1998 and 1999, partially offset by price reductions on certain services and a decrease in premium programming services. Revenues increased approximately 6.8% for the year ended December 31, 2000 compared with the prior year, primarily due to growth in digital cable and high speed data revenue, basic subscriber growth and growth in electronic security monitoring and advertising revenues.

      The increases were attributable to the following:

                                                   Percentage of
                                                     Increase
                                                for the Year Ended
                                                   December 31,
                                              ----------------------
                                                 1999        2000
                                              ----------- -----------
     New services                                  9%         47%
     Basic subscriber growth                       8%         30%
     Electronic security monitoring                4%         15%
     Rate increases and other services             7%          8%
     Acquisitions                                 72%          0%


    Direct Operating and Programming Expenses

      Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 24.3% and 14.0% for the years ended December 31, 1999 and 2000, respectively, compared with the respective prior years. Such increases were primarily due to increased basic and premium programming costs and increased costs associated with providing digital cable, cable modem and electronic security monitoring services as well as increased operating expenses from acquired systems. Net acquired and sold systems accounted for approximately 59% of the increase for the year ended December 31, 1999.

    Selling, General and Administrative Expenses

      These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 23.1% and 9.4% for the years ended December 31, 1999 and 2000, respectively, compared with the respective prior years. The increases were primarily due to incremental costs associated with acquisitions, costs associated with subscriber growth and increased advertising. Net acquired systems accounted for approximately 61% of the increase for the year ended December 31, 1999.

    Depreciation and Amortization

       Depreciation and amortization was higher for the years ended December 31, 1999 and 2000 compared with the respective prior year, primarily due to increased depreciation and amortization related to acquisitions, increased capital expenditures and the redemption of FPL Group's partnership interests.

    Management Fees to Managing Affiliate

      Pursuant to the terms of the Company's Partnership Agreement, the Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead of Adelphia with respect to the Company for such period, which allocation is based upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. Management fees increased as a percentage of revenues for the year ended December 31, 1999 as compared with the respective prior year primarily due to increased corporate expenditures. Management fees decreased as a percentage of revenues for the year ended December 31, 2000 as compared with the same period of the prior year, primarily due to revenues increasing at a proportionately higher rate than allocated corporate costs.

    Interest Expense

      For the year ended December 31, 1999, interest expense decreased 27.7% compared to the prior year. The decrease in interest expense during 1999 as compared to the prior year was primarily attributable to a decrease in the average amount of debt outstanding due primarily to the use of advances from affiliates to reduce bank debt. Interest expense increased 35.9% for the year ended December 31, 2000, compared to the prior year. The increase was primarily due to an increase in the average amount of debt outstanding, primarily due to the note related to the redemption of the FPL Group partnership interests in Olympus.

    Interest Expense - Affiliates

      The Company is charged interest on advances due to Adelphia and other affiliates. Such advances were used by the Company for acquisitions, capital expenditures, repayment of debt and working capital. Interest expense-affiliates increased for the year ended December 31, 1999 as compared with the prior year primarily due to increased affiliate payables related to acquisitions and the repayment of debt. Interest expense-affiliates decreased for the year ended December 31, 2000 as compared with the prior year, primarily due to decreased average affiliate payables.

Liquidity and Capital Resources

      The cable television business is capital intensive and typically requires continual financing for the construction, modernization, maintenance, expansion and acquisition of cable systems. During the three years in the period ended December 31, 2000, the Company committed substantial capital resources for these purposes. These expenditures were funded through long-term borrowings, advances from affiliates and internally generated funds. The Company's aggregate outstanding borrowings as of December 31, 2000 were $564,736. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

    Capital Expenditures

      Capital expenditures for the years ended December 31, 1998, 1999 and 2000 were $59,672, $97,380 and $183,721, respectively. The increases in capital expenditures for the years ended December 31, 1999 and 2000 compared to the respective prior years were primarily due to the impact of acquired systems and increased investment related to the rebuilding of the Company's broadband network. The Company expects capital expenditures for 2001 to range from $160,000 to $200,000.

    Financing Activities

      The Company's ability to generate cash adequate to meet its future needs will depend generally on its results of operations and the continued availability of financing from both its parent and external sources. During the three year period ended December 31, 2000, the Company funded its working capital requirements, capital expenditures, and acquisitions through long-term borrowings from banks, advances from affiliates and internally generated funds. The Company generally has funded the principal and interest obligations on its long-term borrowings by refinancing the principal with new loans, and by paying the interest out of internally generated funds.

      Most of Olympus' directly-owned subsidiaries have their own senior credit agreements. Typically, borrowings under these agreements are collateralized by the assets of the borrowing subsidiary and its subsidiaries and, in some cases, are guaranteed by such subsidiary's subsidiaries. At December 31, 1999 and 2000, an aggregate of $337,250 and $245,750 respectively, in borrowings were outstanding under these agreements. These agreements limit, among other things, additional borrowings, investments, transactions with affiliates and other subsidiaries, and the payment of dividends and fees by the subsidiaries. The agreements also require maintenance of certain financial ratios by the subsidiaries. Management believes that the borrowers were in compliance with the agreements' covenants at December 31, 2000. The subsidiaries are permitted to pay management fees to Olympus or other subsidiaries. Such fees are limited to a percentage of the subsidiaries' revenues.

      A subsidiary of Olympus is a co-borrower with an affiliate under a $200,000 credit agreement. The subsidiary is permitted to borrow up to $39,500 of the available credit, none of which was included in subsidiary debt as of December 31, 1999 and 2000. In conjunction with the acquisition of the partnership interests of National Cable Acquisition Associates, L.P. ("National") in 1997 and the TMIP restructuring in 1998, subsidiaries of Olympus assumed the obligation for a total of $187,000 of a $350,000 credit agreement of Hilton Head Communications, L.P. ("Hilton Head"). This credit agreement was refinanced in conjunction with the closing of an $850,000 credit facility on May 6, 1999 by certain subsidiaries and affiliates of Adelphia and Olympus. Olympus' subsidiaries had no outstanding borrowings under this facility as of December 31, 1999 or 2000. On April 14, 2000, Adelphia closed on a $2,250,000 bank credit facility on behalf of certain subsidiaries and affiliates including Olympus. The credit facility consists of a $1,500,000, 8 3/4 year reducing revolving credit loan and a $750,000, 9 year term loan. In addition, on September 28, 2000, an incremental $500,000 9 1/4 year term loan was closed which formed an additional part of the bank credit facility, bringing the total amount of the bank credit facility to $2,750,000. No amounts related to Olympus were borrowed as of December 31, 2000.

       Each of these subsidiaries is liable for all borrowings under the respective credit agreements, although the lenders have no recourse against Olympus other than against Olympus' interest in and the assets of the respective subsidiaries.

      The amount of borrowings available to Olympus under revolving credit agreements is generally based upon its subsidiaries and co-borrowers achieving certain levels of operating performance. Olympus had commitments from banks for additional borrowings of up to $25,000, none of which was available to affiliates at December 31, 2000, and which expire through 2003. Olympus pays commitment fees of up to .375% of unused principal.

      Subsidiary debt is due at various dates through 2008. Interest rates are based upon one or more of the following rates at the option of the borrowers: prime rate plus 0% to 1%; certificate of deposit rate plus .875% to 2.25%; or LIBOR plus .625% to 2%. At December 31, 1999 and 2000, the weighted average interest rate on subsidiary debt was 7.07% and 7.35%, respectively. Interest is payable quarterly.

    Resources

      The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance by the Company or its subsidiaries of public or private equity or debt and the negotiation of new or amended credit facilities. These could also include entering into acquisitions, joint ventures or other investment or financing activities, although no assurance can be given that any such transactions will be consummated. The Company's ability to borrow under current credit facilities and to enter into refinancings and new financings is limited by covenants contained in its subsidiaries' credit agreements, including covenants under which the ability to incur indebtedness is in part a function of applicable ratios of total debt to cash flow.

      The Company believes that cash and cash equivalents, internally generated funds, borrowings under existing credit facilities, advances from Adelphia or other affiliates and future financing sources will be sufficient to meet its short-term and long-term liquidity and capital requirements. Although in the past the Company has been able to refinance its indebtedness or obtain new financing, there can be no assurance that the Company will be able to do so in the future or that the terms of such financings would be favorable.

      Management believes that the telecommunications industry, including the cable television and telephone industries, continues to be in a period of consolidation characterized by mergers, joint ventures, acquisitions, system swaps, sales of all or part of cable companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. The Company, like other cable television companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, no assurances can be given as to whether any such transaction may be consummated or, if so, when.

Recent Accounting Pronouncements

      Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for the Company as of January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value with changes in fair value reflected in the statement of operations or other comprehensive income. The adoption of this statement and any transition adjustment will not have a significant effect on the Company's consolidated results of operations or financial position.

Inflation

      In the three years in the period ended December 31, 2000, the Company believes that inflation did not have a significant effect on its results of operations. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating-rate debt may not be offset by increases in subscriber rates. At December 31, 2000, approximately 44% of the Company's total debt was subject to floating interest rates.

Regulatory and Competitive Matters

      The cable television operations of the Company may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels. The 1992 Cable Act significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and increased the administrative costs of complying with such regulations. The FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic programming services based upon a benchmark methodology, and
(ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services. The 1996 Act ended FCC regulation of cable programming service tier rates on March 31, 1999.

      Rates for basic services are set pursuant to a benchmark formula. Alternatively, a cable operator may elect to use a cost-of-service methodology to show that rates for basic services are reasonable. Refunds with interest will be required to be paid by cable operators who are required to reduce regulated rates. The FCC has reserved the right to reduce or increase the benchmarks it has established. The rate regulations also limit increases in regulated rates to an inflation indexed amount plus increases in certain costs such as taxes, franchise fees, costs associated with specific franchise requirements and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or completes a significant system rebuild or upgrade. Because of the limitation on rate increases for regulated services, future revenue growth from cable services will rely to a much greater extent than has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

      The FCC has adopted regulations implementing all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. Olympus cannot predict the effect of future rulemaking proceedings or changes to the rate regulations.

      Cable television companies operate under franchises granted by local authorities, which are subject to renewal and renegotiation from time to time. Because such franchises are generally non-exclusive, there is a potential for competition with the systems from other operators of cable television systems, including public systems operated by municipal franchising authorities themselves, and from other distribution systems capable of delivering television programming to homes. The 1992 Cable Act and the 1996 Act contain provisions which encourage competition from such other sources. The Company cannot predict the extent to which competition will materialize from other cable television operators, local telephone companies, other distribution systems for delivering television programming to the home, or other potential competitors, or, if such competition materializes, the extent of its effect on the Company.

      The Company believes that the provision of video programming by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable.

      The Company also competes with DBS service providers. DBS has been available to consumers since 1994. A single DBS satellite can provide more than 100 channels of programming. DBS service can be received virtually anywhere in the United States through the installation of a small outdoor antenna. DBS service is being heavily marketed on a nationwide basis by several service providers, some of which are now offering local programming channels. At this time, any impact of DBS competition on the Company's future results is not known or estimable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)

      The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk based on amounts outstanding as of December 31, 2000.



                                                  Expected Maturity
                              --------------------------------------------------                        Fair
                                 2001      2002      2003      2004      2005    Thereafter   Total     Value
                              --------- --------- --------- --------- ---------- ---------- --------- ---------
    Debt:
    Fixed Rate                $       - $ 114,480 $       - $       - $        - $  200,000 $ 314,480 $ 303,710
       Average Interest Rate                9.03%                                   10.625%
    Variable Rate             $  55,750 $  95,000 $  95,000 $       - $        - $        - $ 245,750 $ 245,750
       Average Interest Rate      6.63%     6.29%     6.56%



Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 2000, plus the borrowing margin in effect at December 31, 2000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


      The consolidated financial statements and related notes thereto and independent auditors' report follow.


                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                                  27


Consolidated Balance Sheets, December 31, 1999 and 2000                       28


Consolidated Statements of Operations,
   Years Ended December 31, 1998, 1999 and 2000                               29


Consolidated Statements of Partners' Equity (Deficiency),
   Years Ended December 31, 1998, 1999 and 2000                               30


Consolidated Statements of Cash Flows,
   Years Ended December 31, 1998, 1999 and 2000                               31


Notes to Consolidated Financial Statements                                    32

                          INDEPENDENT AUDITORS' REPORT


Olympus Communications, L.P.:


      We have audited the accompanying consolidated balance sheets of Olympus Communications, L.P. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, partners' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Olympus Communications, L.P. and subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Pittsburgh, Pennsylvania
March 29, 2001

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                        December 31,
                                                                              -------------------------------
                                                                                    1999            2000
                                                                              ---------------- --------------
ASSETS

Cable systems, at cost, net of accumulated depreciation and amortization:
     Property, plant and equipment                                              $    429,426    $   559,159
     Intangible assets                                                               651,580        644,723
                                                                              ---------------- --------------
          Total                                                                    1,081,006      1,203,882


Cash and cash equivalents                                                              4,374          6,726
Subscriber receivables--net                                                           15,829         17,731
Prepaid expenses and other assets--net                                                15,495         27,992
                                                                              ---------------- --------------
          Total                                                                 $  1,116,704    $ 1,256,331
                                                                              ================ ==============

LIABILITIES AND PARTNERS' EQUITY

Subsidiary debt                                                                 $    337,250    $   245,750
Parent debt                                                                          203,537        203,020
Other debt                                                                           107,540        115,966
Accounts payable                                                                      25,008         62,789
Subscriber advance payments and deposits                                               6,468          7,410
Accrued interest and other liabilities                                                28,549         41,343
Accrued priority return on preferred limited partner interests                        38,542         38,542
Deferred income taxes                                                                 40,417         36,478
                                                                              ---------------- --------------
          Total liabilities                                                          787,311        751,298
                                                                              ---------------- --------------

Commitments and contingencies (Note 5)


Partners' equity:
     Limited partners' interests                                                     407,813        407,813
     General partners' (deficiency) equity                                           (78,420)        97,220
                                                                              ---------------- --------------
          Total partners' equity                                                     329,393        505,033
                                                                              ---------------- --------------
          Total                                                                 $  1,116,704    $ 1,256,331
                                                                              ================ ==============













                                            See notes to consolidated financial statements.

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                                                Year Ended December 31,
                                                                   ----------------------------------------------
                                                                        1998           1999            2000
                                                                   --------------- -------------- ---------------

Revenues                                                           $     215,642   $    258,067   $     275,518
                                                                   --------------- -------------- ---------------

Operating expenses:
     Direct operating and programming                                     73,871         91,817         104,703
     Selling, general and administrative                                  37,720         46,419          50,787
     Depreciation and amortization                                        51,933         72,125          85,286
     Management fees to managing affiliate                                13,174         23,222          23,287
                                                                   --------------- -------------- ---------------
          Total                                                          176,698        233,583         264,063
                                                                   --------------- -------------- ---------------

Operating income                                                          38,944         24,484          11,455
                                                                   --------------- -------------- ---------------

Other income (expense):
     Interest expense                                                    (53,222)       (38,482)        (52,308)
     Interest expense--affiliates                                         (9,582)       (47,644)         (4,142)
     Gain on sale of assets                                                7,215              -               -
     Other                                                                   686            168             769
                                                                   --------------- -------------- ---------------
          Total                                                          (54,903)       (85,958)        (55,681)
                                                                   --------------- -------------- ---------------

Loss before income taxes                                                 (15,959)       (61,474)        (44,226)
Income tax (expense) benefit                                                (115)           534           3,939
                                                                   --------------- -------------- ---------------
Net loss                                                                 (16,074)       (60,940)        (40,287)

Priority return on preferred and senior limited partner interests        (89,456)       (77,890)              -
                                                                   --------------- -------------- ---------------

Net loss of general and limited partners after priority return     $    (105,530)  $   (138,830)  $     (40,287)
                                                                   =============== ============== ===============


















                                            See notes to consolidated financial statements.

                                             OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                                                          (Dollars in thousands)

                                                                                                             Total
                                                                                                            Partners'
                                                                               Limited        General        Equity
                                                                              Partners'      Partner's    (Deficiency)
                                                                           -------------- -------------- --------------

Balances, December 31, 1997                                                $    488,398   $   (600,615)  $   (112,217)
    Net loss of general and limited partners after priority return                    -       (105,530)      (105,530)
    Issuance of preferred limited partner interests                              81,900              -         81,900
    Capital distributions                                                             -           (100)          (100)
                                                                           -------------- -------------- --------------

Balances, December 31, 1998                                                $    570,298   $   (706,245)  $   (135,947)
    Net loss of general and limited partners after priority return                    -       (138,830)      (138,830)
    Redemption of FPL Group partnership interest                               (210,260)       245,630         35,370
    Conversion of affiliate payables to general partner interest                      -        521,075        521,075
    Issuance of preferred limited partner interests                              47,775              -         47,775
    Capital distributions                                                             -            (50)           (50)
                                                                           -------------- -------------- --------------

Balances, December 31, 1999                                                $    407,813   $    (78,420)  $    329,393
    Net loss of general and limited partners                                          -        (40,287)       (40,287)
    Conversion of affiliate payables to general partner interest                      -        221,952        221,952
    Capital distributions                                                             -         (6,025)        (6,025)
                                                                           -------------- -------------- --------------

Balance, December 31, 2000                                                 $    407,813   $     97,220   $    505,033
                                                                           ============== ============== ==============
























                                            See notes to consolidated financial statements.

                   OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                         Year Ended December 31,
                                                                             ----------------------------------------------
                                                                                  1998            1999            2000
                                                                             --------------  -------------- ---------------
Cash flows from operating activities:
   Net loss                                                                    $  (16,074)    $   (60,940)   $    (40,287)
     Adjustments to reconcile net loss to net cash provided by operating activities:
          Depreciation                                                             29,942          39,409          49,811
          Amortization                                                             21,991          32,716          35,475
          Gain on sale of assets                                                   (7,215)              -               -
          Non cash interest                                                             -             625           9,202
          Deferred income taxes                                                       115            (534)         (3,939)
          Changes in operating assets and liabilities,
             net of effects of acquisitions:
               Subscriber receivables                                                (857)         (1,422)         (1,902)
               Prepaid expenses and other assets                                  (11,630)         (7,348)        (10,957)
               Accounts payable                                                     7,173           1,696          37,781
               Subscriber advance payments and deposits                            (1,446)           (497)            942
               Accrued interest and other liabilities                               3,590          (1,502)         (2,497)
                                                                             --------------  -------------- ---------------

Net cash provided by operating activities                                          25,589           2,203          73,629
                                                                             --------------  -------------- ---------------

Cash flows from investing activities:
     Business acquisitions, net of cash acquired                                 (147,195)         (6,134)        (14,777)
     Proceeds from sale of assets                                                  10,469               -               -
     Capital expenditures                                                         (59,672)        (97,380)       (183,721)
                                                                             --------------  -------------- ---------------

Net cash used for investing activities                                           (196,398)       (103,514)       (198,498)
                                                                             --------------  -------------- ---------------

Cash flows from financing activities:
     Proceeds from debt                                                            99,500         337,250         343,750
     Repayments of debt                                                          (121,330)       (521,865)       (436,562)
     Payments of priority returns                                                 (75,300)        (42,825)              -
     Amounts advanced from affiliates                                             227,202         240,783         220,058
     Issuance of preferred limited partner interests                               81,900          47,775               -
     Capital distributions                                                           (100)            (50)            (25)
                                                                             --------------  -------------- ---------------

Net cash provided by financing activities                                         211,872          61,068         127,221
                                                                             --------------  -------------- ---------------

Increase (decrease) in cash and cash equivalents                                   41,063         (40,243)          2,352
Cash and cash equivalents, beginning of year                                        3,554          44,617           4,374
                                                                             --------------  -------------- ---------------

Cash and cash equivalents, end of year                                         $   44,617     $     4,374    $      6,726
                                                                             ==============  ============== ===============
Supplemental disclosure of cash flow activity - cash payments
   for interest                                                                $   62,574     $    87,784    $     48,731
                                                                             ==============  ============== ===============


                                            See notes to consolidated financial statements.

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


1.   The Partnership and Basis of Presentation

      Olympus Communications, L.P. and subsidiaries ("Olympus" or the "Company") is a limited partnership formed under the laws of Delaware between ACP Holdings, Inc., ("ACP Holdings"), and ACC Holdings II, LLC, wholly-owned subsidiaries of Adelphia Communications Corporation (together with its subsidiaries "Adelphia"). Prior to October 1, 1999, Olympus was a joint venture limited partnership between Adelphia and subsidiaries of FPL Group, Inc. (together with its subsidiaries "FPL Group"). On that date, Olympus transferred all outstanding common stock of its wholly-owned subsidiary, West Boca Security, Inc. ("WB Security") to FPL Group in exchange for FPL Group's partnership interest in Olympus. Olympus had assigned a $108,000 note receivable from a wholly-owned subsidiary to WB Security prior to the transfer of common stock to FPL Group. The only asset of WB Security was this note which constituted the consideration paid for the redemption of the FPL Group partnership interests in Olympus and accrued priority return due to FPL Group (the "Redemption"). Olympus' operations consist primarily of selling video programming that is distributed to subscribers in Florida for a monthly fee through a network of fiber optic and coaxial cables.

      The consolidated financial statements include the accounts of Olympus and its substantially wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      The Redemption was accounted for as a purchase of a minority interest applying the purchase method of accounting. The preliminary allocation of the Redemption price to Olympus' assets and liabilities was reflected in Olympus' consolidated financial statements as of October 1, 1999. The final allocation of the Redemption price, after receiving final appraisals in 2000, was substantially the same as the preliminary allocation. The $21,300 assigned to Olympus' property, plant and equipment will be depreciated over useful lives ranging primarily from 5 to 20 years. The $85,300 assigned to Olympus' intangible assets is primarily comprised of franchise costs and will be amortized over useful lives of primarily 40 years. If the Redemption had occurred on January 1, 1999, depreciation and amortization expense would have been approximately $2,900 higher than shown in the December 31, 1999 consolidated statement of operations.

      On June 30, 1998, Olympus sold its Madeira Beach, Florida cable television system, serving approximately 6,000 subscribers, to Cable One, Inc. for approximately $10,500.

      On July 15, 1998, Olympus acquired the Fort Myers cable television operations from Cable TV Fund 12-A, Ltd. This system was acquired for approximately $110,000 and serves approximately 46,000 subscribers located in and around Fort Myers, Florida. The acquisition was accounted for under the purchase method of accounting.

      On November 30, 1998, Olympus acquired cable television systems from Time Warner for approximately $33,400. These systems serve approximately 20,000 subscribers in communities around Lake Okeechobee, Florida. The acquisition has been accounted for under the purchase method of accounting.

      On December 4, 1998, Olympus consummated a series of transactions to restructure the ownership of Tele-Media Investment Partnership ("TMIP"). The restructuring resulted in Olympus exchanging its nonconsolidated preferred limited partnership investment in TMIP for 100% ownership of a cable television system serving approximately 28,000 subscribers in Palm Beach County, Florida subject to $38,027 in debt and a 75% consolidated general partner interest in TMIP subject to $31,166 in debt. The restructured TMIP owns a cable television system serving approximately 34,000 subscribers located principally in Broward County, Florida and a 33.9% interest in an entity which owns cable television systems serving approximately 10,000 subscribers in Virginia. The acquisition was accounted for under the purchase method of accounting.

      The following unaudited pro forma financial information assumes that the 1998 acquisition/disposal transactions had occurred on January 1, 1998.

                                                                     Year Ended
                                                                    December 31,
                                                                    ------------
                                                                        1998
                                                                    ------------
   Revenues                                                         $   246,020
   Net loss                                                             (24,355)
   Net loss of general and limited partners after priority return      (113,811)


2.   Significant Accounting Policies

    Revenues

      Subscriber revenues are recorded in the month the service is provided. Advertising revenue is recognized in the period during which the underlying advertisements are broadcast.

    Subscriber Receivables

      An allowance for doubtful accounts of $872 and $899 is recorded as a reduction of subscriber receivables at December 31, 1999 and 2000, respectively.

    Property, Plant and Equipment

      Property, plant and equipment are comprised of the following:

                                              December 31,
                                       ---------------------------
                                           1999          2000
                                       ------------- -------------
  Operating plant and equipment         $  532,138   $   626,850
  Real estate and improvements               7,630         8,254
  Support equipment                         11,714        13,916
  Construction in progress                  90,174       171,176
                                       ------------- -------------
                                           641,656       820,196
  Accumulated depreciation                (212,230)     (261,037)
                                         -----------  ------------
                                        $  429,426   $   559,159
                                       ============= =============


      Depreciation is computed on the straight-line method using estimated useful lives of 5 to 12 years for operating plant and equipment and 3 to 20 years for support equipment and buildings. Additions to property, plant and equipment are recorded at cost, which includes amounts for material, applicable labor, and interest.

    Intangible Assets

      Intangible assets, net of accumulated amortization, are comprised of the following:

                                              December 31,
                                       ----------------------------
                                           1999          2000
                                       ----------------------------
   Purchased franchises                 $   576,920   $   581,043
   Purchased subscriber lists                35,714        28,702
   Goodwill                                  38,946        34,978
                                       ----------------------------
                                        $   651,580   $   644,723
                                       ============================

      A portion of the aggregate purchase price of cable television systems acquired has been allocated to purchased franchises, purchased subscriber lists and goodwill. Purchased franchises and goodwill are amortized on the straight-line method over periods of up to 40 years. At December 31, 2000, the actual unexpired periods under purchased franchise agreements range from 1 to 15 years. Purchased subscriber lists are amortized on the straight-line method over the average periods that the listed subscribers are expected to receive service from the date of acquisition, which range from 7 to 10 years. Accumulated amortization of intangible assets amounted to $174,880 and $207,422 at December 31, 1999 and 2000, respectively.

    Asset Impairments

      Olympus periodically reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value.

    Other Assets

      The unamortized amount of deferred debt financing costs included in prepaid expenses and other assets was $7,449 and $6,041 at December 31, 1999 and 2000, respectively. Such costs are amortized over the term of the related debt.

      Prior to the TMIP restructuring, prepaid expenses and other assets also included the Company's limited partnership investment in TMIP of $14,310. Income of $1,838 from this investment is included in revenues in 1998. This investment was exchanged for interests in cable television systems in the December 4, 1998 TMIP restructuring transaction described in Note 1. As a result of this exchange, the Company recognized a gain of approximately $7,200, representing the excess of fair value of the assets received over the carrying value of the investment exchanged.

    Cash and Cash Equivalents

      Olympus considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

    Franchise Expense

      The typical term of the Company's franchise agreements upon renewal is 10 to 15 years. Franchise fees range from 3% to 5% of subscriber revenue and are expensed currently.

    Noncash Financing and Investing Activities

      Capital leases entered into during 1998, 1999 and 2000 totaled $5,709, $1,967 and $2,217, respectively. Business acquisitions for 1998 include the TMIP restructuring (see Note 1). During 1999, Olympus issued a note payable of $108,000 in connection with the Redemption. The note was recorded at $99,700 and will be accreted to the face amount. During the year ended December 31, 2000, $6,480 of interest was converted to additional principal outstanding on this note payable. Effective December 31, 1999 and 2000, Adelphia converted Olympus' amounts due to affiliates into a general partner capital contribution. On January 1, 2000, Olympus made a $6,000 non-cash distribution to Adelphia in connection with a $6,000 investment by Three Rivers Cable Associates, L.P., a majority owned subsidiary of Adelphia, in Starpoint Limited Partnership, a majority owned subsidiary of Olympus.

    Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Recent Accounting Pronouncements

      Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for the Company as of January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value with changes in fair value reflected in the statement of operations or other comprehensive income. The adoption of this statement and any transition adjustment will not have a significant effect on the Company's consolidated results of operations or financial position.

3.   Debt

       Subsidiary Debt

      Subsidiary debt is comprised of amounts due under credit agreements with banks.

      The amount of borrowings available to Olympus and certain affiliates under revolving credit agreements is generally based upon the subsidiaries achieving certain levels of operating performance. Olympus had commitments from banks for additional borrowings of up to $25,000, none of which was available to affiliates at December 31, 2000, which expire through 2003. Olympus pays commitment fees of up to .375% of unused principal.

      Borrowings under these credit arrangements of subsidiaries are collateralized by substantially all of the assets of the respective subsidiaries. These agreements limit, among other things, additional borrowings, investments, transactions with affiliates and other subsidiaries, and the payment of dividends and fees by the subsidiaries. The agreements also require maintenance of certain financial ratios by the subsidiaries. Management believes that the borrowers were in compliance with the agreements' covenants at December 31, 2000. At December 31, 2000, approximately $674,000 of the net assets of subsidiaries would be permitted to be transferred to Olympus in the form of distributions, dividends and loans without the prior approval of the lenders based upon the results of operations of such subsidiaries for the quarter ended December 31, 2000. The subsidiaries are permitted to pay management fees to Olympus or other subsidiaries. Such fees are limited to a percentage of the subsidiaries' revenues.

      A subsidiary of Olympus is a co-borrower with an affiliate under a $200,000 credit agreement. The subsidiary is permitted to borrow up to $39,500 of the available credit, none of which was included in subsidiary debt as of December 31, 1999 and 2000. In conjunction with the acquisition of the partnership interests of National Associates, L.P. in 1997 and the TMIP restructuring, another subsidiary of Olympus assumed the obligation for $187,000 of a $350,000 credit agreement of Hilton Head. This credit agreement was refinanced in conjunction with the closing of an $850,000 credit facility on May 6, 1999 by certain subsidiaries and affiliates of Adelphia and Olympus. Olympus' subsidiaries had no outstanding borrowings under this facility as of December 31, 1999 or 2000. On April 14, 2000, Adelphia closed on a $2,250,000 bank credit facility on behalf of certain subsidiaries and affiliates including Olympus. The credit facility consists of a $1,500,000, 8 3/4 year reducing revolving credit loan and a $750,000, 9 year term loan. In addition, on September 28, 2000, an incremental $500,000 9 1/4 year term loan was closed which formed an additional part of the bank credit facility, bringing the total amount of the bank credit facility to $2,750,000. No amounts related to Olympus were borrowed as of December 31, 2000.

      Each of these subsidiaries is liable for all borrowings under the respective credit agreements, although the lenders have no recourse against Olympus other than against Olympus' interest in the respective subsidiaries.

      Subsidiary debt is due at various dates through 2008. Interest rates are based upon one or more of the following rates at the option of the borrowers: prime rate plus 0% to 1%; certificate of deposit rate plus .875% to 2.25%; or LIBOR plus .625% to 2%. At December 31, 1999 and 2000, the weighted average interest rate on subsidiary debt was 7.07% and 7.35%, respectively. Interest is payable quarterly.

    Parent Debt

      On November 12, 1996, Olympus issued $200,000 of 105/8% Senior Notes (the "Senior Notes"). Interest is payable semi-annually. The Senior Notes are unsecured and are due November 15, 2006. Commencing November 15, 2001, Olympus may redeem the Senior Notes in whole or in part at 105.3125% of principal declining annually to par on November 15, 2004. Holders of the Senior Notes have the right to require Olympus to redeem their Senior Notes at 101% of principal upon a Change of Control (as defined in the Indenture). The Redemption constituted a Change of Control in accordance with the Indenture and, upon the closing of the transaction, Olympus was required to offer to repurchase all of the Senior Notes. Olympus' offer to re-purchase the Senior Notes expired without any holders exercising their option. The Indenture also stipulates, among other things, limitations on additional borrowings, payment of dividends or distributions, repurchase of equity interests, transactions with affiliates and the sale of assets. As a result of applying purchase accounting for the Redemption, a portion of the Senior Notes was assigned a fair value in excess of carrying value by $3,700 at the Redemption date. Such excess will be amortized over the remaining life of the Senior Notes.

     Other Debt

      As of December 31, 1999 and 2000, other debt consists of the term note described below and capital leases that were incurred in connection with the acquisition of, and are collateralized by, certain equipment. The interest rate on such debt is based on various published rates, such as the Federal Funds or U.S. Treasury rates, plus applicable margin.

      A wholly-owned subsidiary of Olympus has a term note, with principal and interest due and payable to FPL Group (See note 1) on September 1, 2004. The note bears interest at 6% and, together with accrued interest, is callable on or after July 1, 2002. The note was initially recorded at $99,700 and the balance was $100,455 and $109,710 at December 31, 1999 and 2000, respectively, and will be accreted up to the face amount. The note is secured by a pledge of partnership interests in Olympus previously held by FPL Group. Upon an event of default under the pledge agreement, the FPL Group partnership interests in Olympus may be reinstated upon an exercise of remedies under the pledge agreement.

    Maturities of Debt

      The following table sets forth the scheduled reductions in principal under all agreements for indebtedness at December 31 for each of the next five years based on amounts outstanding at December 31, 2000:

                      Year ending December 31,
                               2001                56,350
                               2002               210,080
                               2003                95,600
                               2004                   600
                               2005                   600


      Olympus intends to fund its debt maturities through borrowings under new credit agreements, affiliate advances or internally generated funds. Changing conditions in the financial markets may have an impact on how Olympus will refinance its debt in the future.

    Interest Rate Swaps

      Olympus has entered into interest rate swap agreements with banks and an affiliate (see Note 9) to reduce the impact of changes in interest rates on its bank debt and its Senior Notes. Olympus entered into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt. Olympus entered into receive-fixed agreements to effectively convert a portion of its fixed-rate Senior Notes to variable-rate debt which is indexed to LIBOR. During the year ended December 31, 1999, Olympus assigned its position in pay-fixed interest rate swap agreements totaling $40,000 to an affiliate.

4.   Limited Partners' Interests and General Partners' Equity (Deficiency)

      Olympus' equity includes Preferred Limited Partner, General and Limited Partner Interests. The Preferred Limited Partner interests are nonvoting, do not participate in the profits and losses of Olympus and, prior to October 1, 1999, provided for a priority return of 16.5% per annum (payable quarterly). In the event that any priority return was not paid when due, such unpaid amounts accrued additional return at a rate of 16.5% per annum. In conjunction with the redemption of FPL Group's partnership interests, the accrual and payment of priority return on the Preferred Limited Partner interests were discontinued. Effective December 31, 1999 and 2000, Adelphia converted Olympus' amounts due to affiliates into a general partner capital contribution.

5.   Commitments and Contingencies

      Olympus rents office space, tower sites, and space on utility poles under leases with terms that are generally less than one year or under agreements that are generally cancelable on short notice. Total rental expense under all operating leases aggregated $1,974, $2,501 and $3,205 for 1998, 1999 and 2000, respectively.

      In connection with certain obligations under existing franchise agreements, Olympus obtains surety bonds guaranteeing performance to municipalities and public utilities. Payment is required only in the event of nonperformance. Management believes Olympus has fulfilled all of its obligations such that no payments under surety bonds have been required.

      The cable television industry and Olympus are subject to extensive regulation at the federal, state and local levels. Pursuant to the 1992 Cable Act, which significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, the FCC adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, or, in the alternative, a cost of service showing, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services. In 1996, Congress modified the cable rate regulations with the Telecommunications Act of 1996 (the "1996 Act"). This 1996 Act deregulated the rates for cable programming services on March 31, 1999. Olympus cannot predict the effect or outcome of future rulemaking proceedings, changes to rate regulations, or litigation.

      There are no material pending legal proceedings, other than routine litigation incidental to the business, to which Olympus is a part of or which any of its property is subject.

6.   Employee Benefit Plans

      Olympus participates in the Adelphia 401(k) and stock value plan ("the Plan") which provides that eligible full-time employees may contribute from 2% to 16% of their pre-tax compensation subject to certain limitations. Olympus matches contributions not exceeding 1.5% of each participant's pre-tax compensation. During the years ended 1998, 1999 and 2000 no significant matching contributions were made by Olympus. The Plan also provides for certain stock incentive awards on an annual basis. In 1999, Olympus also began participation in an Adelphia stock incentive plan which provides certain management level employees with compensation bonuses based on Adelphia Class A common stock performance. Adelphia allocated costs associated with these plans to Olympus of approximately $846 for the year ended December 31, 1999. Adelphia allocated no significant costs associated with these plans to Olympus for the year ended December 31, 2000.

7.   Taxes on Income

      Certain subsidiaries of Olympus are corporations. These corporations are included in Adelphia's consolidated federal income tax return for the year ended December 31, 2000. For the years ended December 31, 1998 and 1999, these corporations filed separate federal and state income tax returns. The partnership investments of Olympus are entities for which the filing of returns and related tax liabilities are the responsibility of the individual owners.

      Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

      The tax effects of significant items comprising Olympus' net deferred tax liability as of December 31, 1999 and 2000 are as follows:

                                                                                   December 31,
                                                                            ---------------------------
                                                                                1999          2000
                                                                            ------------- -------------
           Deferred tax liabilities
             Differences between book and tax basis of property, plant
                and equipment and intangible assets                         $    85,818    $   82,223
                                                                            ------------- -------------
           Deferred tax assets
             Operating loss carryforwards                                        73,971        74,187
             Other                                                                  284           412
             Valuation allowance                                                (28,854)      (28,854)
                                                                            ------------- -------------
                   Subtotal                                                      45,401        45,745
                                                                            ------------- -------------
             Net deferred tax liability                                     $    40,417    $   36,478
                                                                            ============= =============

      The net change in the valuation allowance in 1999 was an increase of $4,639.

      The income tax (expense) benefit for the years ended December 31, 1998, 1999 and 2000 is as follows:

                            Year Ended December 31,
                        --------------------------------
                           1998      1999       2000
                        ---------- ---------- ----------
     Federal:
          Deferred         $ (99)     $  452  $   3,391
     State:
          Deferred           (16)         82        548
                        ---------- ---------- ----------
                          $ (115)     $  534  $   3,939
                        ========== ========== ==========

      Reconciliations between the statutory federal income tax rate and Olympus' effective income tax rate as a percentage of loss before income taxes are as follows:
                                                           Year Ended
                                                          December 31,
                                                   -----------------------------
                                                       1998     1999     2000
                                                   -----------------------------
     Statutory federal income tax rate                 (35)%    (35)%    (35)%
     Change in valuation allowance                      17%       7%       0%
     Operating losses passed through to partners        20%      28%      27%
     State taxes, net of federal benefit                (1)%     (1)%     (1)%
                                                   -----------------------------
     Effective income tax rate                           1%      (1)%     (9)%
                                                   =============================

  At December 31, 2000, Olympus' corporate subsidiaries had net operating loss carryforwards for federal income tax purposes of approximately $192,193 expiring in various amounts through 2020.

    Year of expiration:

         2001    $          -       2006   $     42,665       2011    $        377      2016    $          -
         2002               -       2007         27,205       2012             248      2017               -
         2003               -       2008         26,793       2013               -      2018               -
         2004           1,078       2009         24,664       2014               -      2019           5,087
         2005          48,066       2010         16,010       2015               -      2020               -

8.   Disclosures about Fair Value of Financial Instruments

      Included in Olympus' financial instrument portfolio are cash and cash equivalents, notes payable to banks, Senior Notes and a note payable to FPL Group. The carrying values of the notes payable to banks approximate their fair values at December 31, 2000. The fair value of the Senior Notes exceeded their carrying value by approximately $5,500 at December 31, 1999. At December 31, 2000, the carrying value of the Senior Notes exceeded their fair value by approximately $9,020. The carrying value of the note payable to FPL Group exceeded its fair value by approximately $4,500 and $243 at December 31, 1999 and 2000, respectively. The fair values of the debt were based upon quoted market prices of similar instruments or on rates available to Olympus for instruments of similar terms and remaining maturities.

9.   Related Party Transactions

      Olympus has an agreement with a subsidiary of Adelphia which provides for the payment of management fees by Olympus. The amount and payment of these fees is subject to restrictions contained in the partnership agreements and subsidiary debt agreement.

      Olympus has periodically received funds from and advanced funds to Adelphia and other affiliates. Olympus was charged $9,582, $47,644 and $4,142 of interest on such net payables for 1998, 1999 and 2000, respectively.

      At January 1, 1998, Olympus had interest rate swaps with an affiliate for a notional amount of $140,000 for Receive Fixed Swaps. These swaps expired during 1998. The net effect of these interest rate swaps was to decrease interest expense by $2,033 in 1998.

10.   Quarterly Financial Data (Unaudited)


      The following tables summarize selected financial results of Olympus for each of the quarters in the years ended December 31, 1999 and 2000.

                                                                             Three Months Ended
                                                      -----------------------------------------------------------------
                                                          March 31          June 30      September 30     December 31
                                                      ----------------  --------------  --------------  ---------------

Year Ended December 31, 1999

Revenues                                              $       64,866    $     63,351    $     64,640    $      65,210
Operating income                                               8,370           6,131           8,881            1,102
Loss before income taxes                                      (8,974)        (14,776)        (13,301)         (24,423)
Net loss                                                      (9,060)        (14,870)        (13,395)         (23,615)

Year Ended December 31, 2000

Revenues                                              $       67,693    $     67,686    $     67,042    $      73,097
Operating income                                               3,260           1,964           3,932            2,299
Loss before income taxes                                     (10,750)        (10,904)         (9,843)         (12,729)
Net loss                                                      (9,766)        (10,008)         (5,752)         (14,761)



11.  Subsequent Event

      On January 1, 2001, Adelphia closed the previously announced cable systems exchange with Comcast Corporation. As part of the transaction, Olympus added approximately 44,000 subscribers in Orange County, California. In exchange, Comcast Corporation received approximately 56,000 subscribers in Ft. Myers, Florida from Olympus. The cable systems exchange will be recorded at fair value and purchase accounting will be applied as of the date of the transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Not applicable.

ITEM 11.   EXECUTIVE COMPENSATION

     Not applicable.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Not applicable.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Financial Statements, schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

     (a) (1) A listing of the consolidated financial statements, notes and independent auditors' report required by Item 8 are listed in the Index in Item 8 of this Annual Report on Form 10-K.

          (2) Financial Statement Schedules:

               The following are included in this Report:

                   Schedule I--Condensed Financial Information of the Registrant

                   Schedule II--Valuation and Qualifying Accounts

          (3) Exhibits

 Exhibit
   No.                                                     Description
----------   --------------------------------------------------------------------------------------------------------
   3.1       Certificate of Limited Partnership of Olympus Communications, L.P., together with all amendments thereto. (Incorporated herein by reference is Exhibit 99.03 to Adelphia Communications Corporation's
             Current Report on Form 8-K dated December 16, 1996.) (File Number 0-16014)


   3.2       Certificate of Incorporation of Olympus Capital Corporation. (Incorporated herein by reference is
             Exhibit 99.01 to Adelphia Communications Corporation's Current Report on Form 8-K dated December
             16, 1996.) (File Number 0-16014)


   3.3       Bylaws of Olympus Capital Corporation. (Incorporated herein by reference is Exhibit 99.02 to Adelphia
             Communications Corporation's Current Report on Form 8-K dated December 16, 1996.) (File
             Number 0-16014)


   3.4       Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated as of
             February 28, 1995. (Incorporated herein by reference is Exhibit 10.32 of the Adelphia Communications
             Corporation's Annual Report on Form 8-K for the fiscal year ended March 31, 1995.) (File Number 0-16014)


   3.5       First Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited
             Partnership Agreement, dated September 1, 1995. (Incorporated herein by reference is Exhibit 10.33 to
             Adelphia Communications Corporation's Annual Report on Form 10-K/A for the fiscal year ended
             March 31, 1996.) (File Number 0-16014)


   3.6       First Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited
             Partnership Agreement, dated March 29, 1996. (Incorporated herein by reference is Exhibit 10.34 to
             Adelphia Communications Corporation's Annual Report on Form 10-K/A for the fiscal year ended
             March 31, 1996.) (File Number 0-16014)

 Exhibit
   No.

                                                          Description
----------   --------------------------------------------------------------------------------------------------------
   3.7       Second Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited
             Partnership Agreement, dated June 27, 1996. (Incorporated herein by reference is Exhibit 10.35 to
             Adelphia Communications Corporation's Annual Report on Form 10-K/A for the fiscal year ended
             March 31, 1996.) (File Number 0-16014)


   3.8       Third Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited
             Partnership  Agreement,  dated  October 1, 1999.  (Incorporated  herein by  reference is Exhibit 3.8 to
             Olympus  Communications,  L.P.'s  Annual  Report on Form 10-K for the fiscal  year ended  December  31,
             1999.)  (File Number 33-19327)


   4.1       Indenture, dated as of November 12, 1996, between the Registrants and Bank of Montreal Trust
             Company. (Incorporated herein by reference is Exhibit 10.02 to Adelphia Communications
             Corporation's Current Report on Form 8-K dated December 16, 1996.) (File Number 0-16014)


   4.2       Form of Note. (contained in Indenture filed as Exhibit 4.1.)


  10.1       Revolving Credit Facility among Adelphia Cable Partners, L.P., Southeast Florida Cable, Inc., West
             Boca Acquisition Limited Partnership and Toronto-Dominion (Texas), Inc., as Administrative Agent,
             dated May 12, 1995. (Incorporated herein by reference is exhibit 10.03 to Adelphia Communications
             Corporation's Current Report on Form 8-K dated June 30, 1995.) (File Number 0-16014)


  10.2       Amended Credit Agreement, dated as of March 29, 1996, among Highland Video Associates L.P.,
             Telesat Acquisition Limited Partnership, Global Acquisition Partners, L.P., the various financial institutions as parties thereto, Bank of Montreal as syndication agent, Chemical Bank as documentation agent, and the Bank of Nova Scotia as administrative agent. (Incorporated herein by reference is Exhibit 10.37 to Adelphia Communications Corporation's Current Report on Form 8-K
             dated June 19, 1996.) (File Number 0-16014)


  10.3       First Amendment, dated as of July 31, 1998 for the Amended and Restated Credit Agreement dated of as March 29, 1996 (Incorporated here in by reference is Exhibit 10.2 to Olympus' Form 8-K dated April
             2, 1999.) (File Number 333-19327)


  10.4       Purchase and Sale Agreement by and among Cable TV Fund 12-A, LTD (as seller), Jones Intercable,
             Inc. and Olympus Communications, L.P. (Incorporated herein by reference is Exhibit 10.1 to Olympus'
             Form 8-K dated April 2, 1999.) (File Number 333-19327)


  10.5       Form of Management Fee Subordination Agreement. (contained as Annex A in Indenture filed as
             Exhibit 4.1 herein.)


  10.6       Redemption Agreement between Olympus Communications, LP and Cable GP, Inc., dated as of October
             1, 1999.  (Incorporated  herein by reference is Exhibit 10.6 to Olympus  Communications,  L.P.'s Annual
             Report on Form 10-K for the fiscal year ended December 31, 1999.)  (File Number 333-19327)


  10.7       Term Note from Ft Myers Acquisition  Limited  Partnership dated October 1, 1999.  (Incorporated  herein by reference  is Exhibit  10.7 to Olympus  Communications,  L.P.'s  Annual  Report on Form 10-K for the
             fiscal year ended December 31, 1999.) (File Number 333-19327)

  10.8       Bank Credit Facility dated May 6, 1999 among the borrowers and lenders named therein (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K for the event dated September 16,
             1999 filed by Adelphia Communications Corporation.) (File Number 0-16014)

  10.9       Credit Agreement dated as of April 14, 2000, among Century Cable Holdings,  LLC, Ft. Myers Cablevision,
             LLC,  and  Highland  Prestige  Georgia,  Inc.,  Bank of America,  N.A.  and the Chase  Manhattan  Bank,
             Co-Administrative  Agents and Toronto  Dominion  (Texas),  Inc.,  Syndication  Agent.  (Incorporated by
             reference  herein is Exhibit  10.01 to the Form 10-Q of Adelphia  Communications.  Corporation  for the
             quarter ended March 31, 2000 (File No. 0-16014)).

     The Registrant will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of Registrant not in excess of 10% of the Registrant's total assets on a consolidated basis.

     (b) The Company hereby files as exhibits to this Annual Report on Form 10-K the exhibits set forth in Item 14(a)(3) hereof which are not incorporated by reference.

     (c) The Company hereby files as financial statement schedules to this Annual Report on Form 10-K the financial statement schedules set forth in Item 14(a)(2) hereof.


                    Supplemental Information To Be Furnished
                 With Reports Filed Pursuant To Section 15(D) Of The Exchange Act By Registrant's Which Have Not Registered Securities Pursuant To Section 12 Of
                                The Exchange Act

     Other than a copy of this Form 10-K, no annual report or proxy material has been or will be sent to security holders of Olympus Communications, L.P.

                                                       SCHEDULE I (Page 1 of 4)

                                                     OLYMPUS COMMUNICATIONS, L.P.
                                 Condensed Information as to the Financial Position of the Registrant
                                                        (Dollars in thousands)

                                                                                                December 31,
                                                                                      -----------------------------
                                                                                          1999           2000
                                                                                      ------------- ---------------
ASSETS

Investment in cable television subsidiaries                                            $  672,524     $   678,210
Other assets - net                                                                          4,398           3,560
Unsecured notes and receivables from cable television subsidiaries and affiliates, net          -          75,000
                                                                                      ------------- ---------------
          Total                                                                        $  676,922     $   756,770
                                                                                      ============= ===============

LIABILITIES AND PARTNERS' EQUITY

10 5/8% Senior Notes due 2006                                                          $  203,537     $   203,020
Unsecured notes and payables from cable television subsidiaries and affiliates, net        93,893               -
Accrued priority return on PLP interests                                                   38,542          38,542
Accrued interest and other liabilities                                                     11,557          10,175
                                                                                      ------------- ---------------
          Total liabilities                                                               347,529         251,737

Total partners' equity  - [see consolidated financial statements included
   herein for details]                                                                    329,393         505,033
                                                                                      ------------- ---------------
          Total                                                                        $  676,922     $   756,770
                                                                                      ============= ===============



























                                    See notes to condensed financial information of the Registrant.

                                                       SCHEDULE I (Page 2 of 4)

                                                     OLYMPUS COMMUNICATIONS, L.P.
                                     Condensed Information as to the Operations of the Registrant
                                                        (Dollars in thousands)

                                                                               Year Ended December 31,
                                                                     -----------------------------------------
                                                                         1998          1999          2000
                                                                     ------------- ------------- -------------
INCOME
Income from subsidiaries and affiliates                               $    6,439     $   7,843    $    8,209
                                                                     ------------- ------------- -------------

EXPENSES
Operating expenses and fees to subsidiaries                                   27            13            50
Amortization                                                                 511           747           695
Interest expense                                                          17,948        19,934        19,454
Interest expense to subsidiaries and affiliates                           16,736        49,565        17,082
Management fees to Managing Affiliate                                     13,154        22,851        22,925
                                                                     ------------- ------------- -------------
     Total                                                                48,376        93,110        60,206
                                                                     ------------- ------------- -------------

Loss before equity in net income of subsidiaries                         (41,937)      (85,267)      (51,997)
Equity in net income of subsidiaries                                      25,863        24,327        11,710
                                                                     ------------- ------------- -------------
Net loss                                                              $  (16,074)    $ (60,940)   $  (40,287)
                                                                     ============= ============= =============





























                                    See notes to condensed financial information of the Registrant.

                                                       SCHEDULE I (Page 3 of 4)

                                                     OLYMPUS COMMUNICATIONS, L.P.
                                     Condensed Information as to the Cash flows of the Registrant
                                                        (Dollars in thousands)

                                                                                          Year Ended December 31,
                                                                             -----------------------------------------------
                                                                                  1998            1999            2000
                                                                             --------------  --------------- ---------------
Cash flows from operating activities:
   Net loss                                                                    $  (16,074)    $    (60,940)   $    (40,287)
     Adjustments to reconcile net loss to net cash used
        for operating activities:
     Equity in net income of subsidiaries                                         (25,863)         (24,327)        (11,710)
     Amortization                                                                     511              747             695
     Non cash interest                                                                  -             (129)           (518)
     Change in operating assets and liabilities, net of
        effects of acquisitions:
        Other assets                                                                 (134)            (222)            142
        Accrued interest and other liabilities                                     (1,145)          (1,086)         (1,382)
                                                                             --------------  --------------- ---------------
Net cash used for operating activities                                            (42,705)         (85,957)        (53,060)
                                                                             --------------  --------------- ---------------

Cash flows from investing activities:
   Investment in subsidiaries                                                     (10,469)        (248,741)              -
   Proceeds from sale of assets                                                    10,469                -               -
   Advances from subsidiaries and related parties                                  80,105          330,748          53,060
                                                                             --------------  --------------- ---------------
Net cash provided by investing activities                                          80,105           82,007          53,060
                                                                             --------------  --------------- ---------------

Cash flows from financing activities:
   Payments of priority returns                                                   (75,300)         (42,825)              -
   Repayments of debt                                                             (44,000)          (1,000)              -
   Issuance of preferred limited partner interests                                 81,900           47,775               -
                                                                             --------------  --------------- ---------------
Net cash (used for) provided by financing activities                              (37,400)           3,950               -
                                                                             --------------  --------------- ---------------
Change in cash and cash equivalents                                                     -                -               -
                                                                             --------------  --------------- ---------------

Cash and cash equivalents, beginning of year                                            -                -               -
                                                                             --------------  --------------- ---------------

Cash and cash equivalents, end of year                                         $        -     $          -    $          -
                                                                             ==============  =============== ===============

Supplemental disclosure of cash flow activity--cash payments for interest      $   34,392     $     70,494    $     37,297
                                                                             ==============  =============== ===============














                                    See notes to condensed financial information of the Registrant.

                            SCHEDULE I (Page 4 of 4)

                          OLYMPUS COMMUNICATIONS, L.P.
           Notes to Condensed Financial Information of the Registrant
                             (Dollars in thousands)

1.   Notes Payable to Subsidiaries and Affiliates

      Olympus Communications, L.P. ("Olympus") has periodically received funds from and advanced funds to subsidiaries and affiliates. These balances, some of which eliminate upon preparation of the consolidated financial statements, totaled $93,893 and $75,000 at December 31, 1999 and 2000, respectively. Olympus paid $16,736, $49,565 and $17,082 of interest expense on certain of these net payables to subsidiaries and affiliates during 1998, 1999 and 2000, respectively. Interest was charged at rates ranging from 1.7% to 8.3%.

                                   SCHEDULE II

                          OLYMPUS COMMUNICATIONS, L.P.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                   Balance at        Charged to                                 Balance
                                                   Beginning          Costs and          Deductions--           at End
                                                   of Period          Expenses           Write-Offs           of Period
                                                ----------------- ------------------ -------------------- -------------------
Year Ended December 31, 1998

Allowance for Doubtful Accounts                  $          622     $        4,339   $            4,245    $            716
                                                ================= ================== ==================== ===================

Valuation Allowance for Deferred Tax Assets      $       21,573     $        2,642   $                -    $         24,215
                                                ================= ================== ==================== ===================

Year Ended December 31, 1999

Allowance for Doubtful Accounts                  $          716     $        6,058   $            5,902    $            872
                                                ================= ================== ==================== ===================

Valuation Allowance for Deferred Tax Assets      $       24,215     $        4,639   $                -    $         28,854
                                                ================= ================== ==================== ===================

Year Ended December 31, 2000

Allowance for Doubtful Accounts                  $          872     $        5,918   $            5,891    $            899
                                                ================= ================== ==================== ===================

Valuation Allowance for Deferred Tax Assets      $       28,854     $            -   $                -    $         28,854
                                                ================= ================== ==================== ===================

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                                 OLYMPUS COMMUNICATIONS, L.P.

                                                 By:   ACP HOLDINGS, INC.
                                                 Managing General Partner


March 30, 2001                                   By: /S/   TIMOTHY J. RIGAS
                                                 --------------------------
                                                 Timothy J. Rigas,
                                                 Executive Vice
                                                 President, Treasurer,
                                                 Principal Accounting
                                                 Officer and Principal
                                                 Financial Officer of
                                                 ACP Holdings, Inc.


                                                 OLYMPUS CAPITAL CORPORATION


March 30, 2001                                   By: /S/   TIMOTHY J. RIGAS
                                                 --------------------------
                                                 Timothy J. Rigas,
                                                 Executive Vice President,
                                                 Treasurer, Principal Accounting
                                                 Officer and Principal Financial
                                                 Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.


March 30, 2001                                   By: /S/   JOHN J. RIGAS
                                                 -----------------------
                                                 John J. Rigas,
                                                 Chairman, President and
                                                 Director of ACP Holdings, Inc.
                                                 and President and Director of
                                                 Olympus Capital Corporation


March 30, 2001                                   By: /S/   TIMOTHY J. RIGAS
                                                 --------------------------
                                                 Timothy J. Rigas,
                                                 Executive Vice President,
                                                 Treasurer, Principal Financial
                                                 Officer, Director and Principal
                                                 Accounting Officer of
                                                 ACP Holdings, Inc. and
                                                 Olympus Capital Corporation


March 30, 2001                                   By: /S/   MICHAEL J. RIGAS
                                                 --------------------------
                                                 Michael J. Rigas,
                                                 Executive Vice President and
                                                 Director of ACP Holdings, Inc.
                                                 and Olympus Capital Corporation


March 30, 2001                                   By: /S/   JAMES P. RIGAS
                                                 ------------------------
                                                 James P. Rigas,
                                                 Executive Vice President, and
                                                 Director of ACP Holdings, Inc.
                                                 and Olympus Capital Corporation

                                                     EXHIBIT INDEX

          (3) Exhibits

 Exhibit
   No.                                                     Description
----------   --------------------------------------------------------------------------------------------------------
   3.1       Certificate of Limited Partnership of Olympus Communications, L.P., together with all amendments thereto. (Incorporated herein by reference is Exhibit 99.03 to Adelphia Communications Corporation's
             Current Report on Form 8-K dated December 16, 1996.) (File Number 0-16014)


   3.2       Certificate of Incorporation of Olympus Capital Corporation. (Incorporated herein by reference is
             Exhibit 99.01 to Adelphia Communications Corporation's Current Report on Form 8-K dated December
             16, 1996.) (File Number 0-16014)


   3.3       Bylaws of Olympus Capital Corporation. (Incorporated herein by reference is Exhibit 99.02 to Adelphia
             Communications Corporation's Current Report on Form 8-K dated December 16, 1996.) (File
             Number 0-16014)


   3.4       Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated as of
             February 28, 1995. (Incorporated herein by reference is Exhibit 10.32 of the Adelphia Communications
             Corporation's Annual Report on Form 8-K for the fiscal year ended March 31, 1995.) (File Number 0-16014)


   3.5       First Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited
             Partnership Agreement, dated September 1, 1995. (Incorporated herein by reference is Exhibit 10.33 to
             Adelphia Communications Corporation's Annual Report on Form 10-K/A for the fiscal year ended
             March 31, 1996.) (File Number 0-16014)


   3.6       First Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited
             Partnership Agreement, dated March 29, 1996. (Incorporated herein by reference is Exhibit 10.34 to
             Adelphia Communications Corporation's Annual Report on Form 10-K/A for the fiscal year ended
             March 31, 1996.) (File Number 0-16014)


   3.7       Second Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited
             Partnership Agreement, dated June 27, 1996. (Incorporated herein by reference is Exhibit 10.35 to
             Adelphia Communications Corporation's Annual Report on Form 10-K/A for the fiscal year ended
             March 31, 1996.) (File Number 0-16014)


   3.8       Third Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited
             Partnership  Agreement,  dated  October 1, 1999.  (Incorporated  herein by  reference is Exhibit 3.8 to
             Olympus  Communications,  L.P.'s  Annual  Report on Form 10-K for the fiscal  year ended  December  31,
             1999.)  (File Number 33-19327)


   4.1       Indenture, dated as of November 12, 1996, between the Registrants and Bank of Montreal Trust
             Company. (Incorporated herein by reference is Exhibit 10.02 to Adelphia Communications
             Corporation's Current Report on Form 8-K dated December 16, 1996.) (File Number 0-16014)


   4.2       Form of Note. (contained in Indenture filed as Exhibit 4.1.)


  10.1       Revolving Credit Facility among Adelphia Cable Partners, L.P., Southeast Florida Cable, Inc., West
             Boca Acquisition Limited Partnership and Toronto-Dominion (Texas), Inc., as Administrative Agent,
             dated May 12, 1995. (Incorporated herein by reference is exhibit 10.03 to Adelphia Communications
             Corporation's Current Report on Form 8-K dated June 30, 1995.) (File Number 0-16014)


  10.2       Amended Credit Agreement, dated as of March 29, 1996, among Highland Video Associates L.P.,
             Telesat Acquisition Limited Partnership, Global Acquisition Partners, L.P., the various financial institutions as parties thereto, Bank of Montreal as syndication agent, Chemical Bank as documentation agent, and the Bank of Nova Scotia as administrative agent. (Incorporated herein by reference is Exhibit 10.37 to Adelphia Communications Corporation's Current Report on Form 8-K
             dated June 19, 1996.) (File Number 0-16014)


  10.3       First Amendment, dated as of July 31, 1998 for the Amended and Restated Credit Agreement dated of as March 29, 1996 (Incorporated here in by reference is Exhibit 10.2 to Olympus' Form 8-K dated April
             2, 1999.) (File Number 333-19327)


  10.4       Purchase and Sale Agreement by and among Cable TV Fund 12-A, LTD (as seller), Jones Intercable,
             Inc. and Olympus Communications, L.P. (Incorporated herein by reference is Exhibit 10.1 to Olympus'
             Form 8-K dated April 2, 1999.) (File Number 333-19327)


  10.5       Form of Management Fee Subordination Agreement. (contained as Annex A in Indenture filed as
             Exhibit 4.1 herein.)


  10.6       Redemption Agreement between Olympus Communications, LP and Cable GP, Inc., dated as of October
             1, 1999.  (Incorporated  herein by reference is Exhibit 10.6 to Olympus  Communications,  L.P.'s Annual
             Report on Form 10-K for the fiscal year ended December 31, 1999.)  (File Number 333-19327)


  10.7       Term Note from Ft Myers Acquisition  Limited  Partnership dated October 1, 1999.  (Incorporated  herein by reference  is Exhibit  10.7 to Olympus  Communications,  L.P.'s  Annual  Report on Form 10-K for the
             fiscal year ended December 31, 1999.) (File Number 333-19327)

  10.8       Bank Credit Facility dated May 6, 1999 among the borrowers and lenders named therein (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K for the event dated September 16,
             1999 filed by Adelphia Communications Corporation.) (File Number 0-16014)

  10.9       Credit Agreement dated as of April 14, 2000, among Century Cable Holdings,  LLC, Ft. Myers Cablevision,
             LLC,  and  Highland  Prestige  Georgia,  Inc.,  Bank of America,  N.A.  and the Chase  Manhattan  Bank,
             Co-Administrative  Agents and Toronto  Dominion  (Texas),  Inc.,  Syndication  Agent.  (Incorporated by
             reference  herein is Exhibit  10.01 to the Form 10-Q of Adelphia  Communications.  Corporation  for the
             quarter ended March 31, 2000 (File No. 0-16014)).