Form 10-Q
period 2001-03-31
OLYMPUS CAPITAL CORP; OLYMPUS COMMUNICATIONS LP
filed 2001-05-15
CIK 754019, 861255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

   ____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to _____________

                        Commission File Number: 333-19327

                          OLYMPUS COMMUNICATIONS, L.P.*
             (Exact name of registrant as specified in its charter)

                Delaware                           25-1622615
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)           Identification No.)

                          OLYMPUS CAPITAL CORPORATION*
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

* Olympus Communications, L.P. and Olympus Capital Corporation meet the conditions set forth in General Instruction H (1)(a) and (b) to the Form 10-Q and are therefore filing with the reduced disclosure format.

                                     OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                                                                          Page
Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 2000 and March 31, 2001....................     3

       Condensed Consolidated Statements of Operations - Three Months Ended
        March 31, 2000 and 2001........................................................................     4

       Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31,
        2000 and 2001..................................................................................     5

       Notes to Condensed Consolidated Financial Statements............................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
        of Operations..................................................................................     8

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..............................................................    13

SIGNATURES.............................................................................................    14

Index to Exhibits......................................................................................    15

SAFE HARBOR STATEMENT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, Olympus Communications, L.P. ("Olympus" and, collectively with its subsidiaries, the "Company"). These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks or uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to general business and economic conditions, acquisitions and divestitures, risks associated with the Company's growth and financings, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to execute on its various business plans and to construct, expand and upgrade its networks, risks associated with reliance on the performance and financial condition of vendors and customers, technological developments, and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027 of Adelphia Communications Corporation, under the heading "Risk Factors." In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

ITEM 1.  Financial Statements

                                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                              (Dollars in thousands)

                                                                                 December 31,        March 31,
                                                                                     2000               2001
                                                                                ----------------  -----------------

ASSETS
Cable systems, at cost, net of accumulated depreciation and amortization:
     Property, plant and equipment                                              $      559,159    $       551,912
     Intangible assets                                                                 644,723            687,649
                                                                                ----------------  -----------------
          Total cable systems                                                        1,203,882          1,239,561

Cash and cash equivalents                                                                6,726              4,682
Subscriber receivables - net                                                            17,731             16,414
Prepaid expenses and other assets - net                                                 27,992             25,783
                                                                                ----------------  -----------------
          Total                                                                 $    1,256,331    $     1,286,440
                                                                                ================  =================

LIABILITIES AND PARTNERS' EQUITY
Subsidiary debt                                                                 $      245,750    $       231,750
Parent debt                                                                            203,020            202,890
Other debt                                                                             115,966            116,238
Accounts payable                                                                        62,789             35,051
Subscriber advance payments and deposits                                                 7,410              9,151
Accrued interest and other liabilities                                                  41,343             44,668
Due to affiliates - net                                                                 38,542             74,018
Deferred income taxes                                                                   36,478             36,804
                                                                                ----------------  -----------------
          Total liabilities                                                            751,298            750,570
                                                                                ----------------  -----------------

Commitments and contingencies (Note 5)

Partners' equity:
  Limited partners' interests                                                          407,813            407,813
  General partners' equity                                                              97,220            128,057
                                                                                ----------------  -----------------
          Total partners' equity                                                       505,033            535,870
                                                                                ----------------  -----------------
          Total                                                                 $    1,256,331    $     1,286,440
                                                                                ================  =================








                    See the accompanying notes to condensed consolidated financial statements.

                                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                              (Dollars in thousands)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                 ----------------------------------
                                                                                       2000             2001
                                                                                 ----------------------------------

Revenues                                                                         $        67,693  $        72,506
                                                                                 ----------------------------------

Operating expenses:
  Direct operating and programming                                                        25,477           26,036
  Selling, general and administrative                                                     13,577           13,443
  Depreciation and amortization                                                           20,696           22,709
  Management fees to managing affiliate                                                    4,683            5,166
                                                                                 ----------------------------------
          Total                                                                           64,433           67,354
                                                                                 ----------------------------------

Operating income                                                                           3,260            5,152
                                                                                 ----------------------------------

Other:
  Interest expense                                                                       (13,089)         (12,841)
  Interest expense - affiliates                                                             (313)            (343)
  Gain on cable systems swap                                                                  -            73,009
  Other                                                                                     (608)            (104)
                                                                                 ----------------------------------
          Total                                                                          (14,010)          59,721
                                                                                 ----------------------------------

(Loss) income before income taxes                                                        (10,750)          64,873
Income tax benefit (expense)                                                                 985             (340)
                                                                                 ----------------------------------


Net (loss) income                                                                $        (9,765) $        64,533
                                                                                 ==================================















                    See the accompanying notes to condensed consolidated financial statements.

                                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                               (Dollars in thousands)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                 ----------------------------------
                                                                                       2000             2001
                                                                                 ----------------------------------
Cash flows from operating activities:
  Net (loss) income                                                               $       (9,765)  $       64,533
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Depreciation and amortization                                                     20,696           22,709
        Non-cash interest                                                                    625            2,342
        Deferred income taxes                                                               (985)             326
        Gain on cable systems swap                                                              -          (73,009)
        Changes in operating assets and liabilities, net of effects of acquisitions, distributions and cable systems swap:
           Subscriber receivables                                                            529              270
           Prepaid expenses and other assets                                                (685)            (908)
           Accounts payable                                                                4,870          (19,915)
           Subscriber advance payments and deposits                                        3,801            2,490
           Accrued interest and other liabilities                                          5,447            4,118
                                                                                 ----------------------------------
Net cash provided by operating activities                                                 24,533            2,956
                                                                                 ----------------------------------

Cash flows from investing activities:
  Acquisitions                                                                                -            (1,189)
  Capital expenditures                                                                   (35,464)         (47,652)
                                                                                   ---------------  ---------------
Cash used for investing activities                                                       (35,464)         (48,841)
                                                                                   ---------------  ---------------

Cash flows from financing activities:
  Proceeds from debt                                                                            -          25,000
  Repayments of debt                                                                     (14,420)         (39,400)
  Amounts advanced from affiliates                                                        27,615           58,241
  Capital distributions                                                                      (25)              -
                                                                                 ----------------------------------
Net cash provided by financing activities                                                 13,170           43,841
                                                                                 ----------------------------------

 Increase (decrease) in cash and cash equivalents                                          2,239           (2,044)

Cash and cash equivalents, beginning of period                                             4,374            6,726
                                                                                 ----------------------------------

Cash and cash equivalents, end of period                                          $        6,613   $        4,682
                                                                                 ==================================





                    See the accompanying notes to condensed consolidated financial statements.

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)


1.  The Partnership and Basis of Presentation

    Olympus Communications, L.P. is a limited partnership, formed under the laws of Delaware, between ACC Operations, Inc. and ACC Holdings II, LLC, wholly-owned subsidiaries of Adelphia Communications Corporation (together with its subsidiaries "Adelphia"). Olympus' operations consist of providing telecommunications services primarily over its networks, which are commonly referred to as broadband networks because they can transmit large quantities of voice, video and data by way of digital or analog signals.

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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Such principles are applied on a basis consistent with those reflected in the December 31, 2000 Form 10-K Report of the Company filed with the Securities and Exchange Commission. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements contained herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for future periods.

2.  Significant Events Subsequent to the Annual Report

    On January 1, 2001, Adelphia and certain of its subsidiaries, including Olympus, closed the previously announced cable systems exchange with Comcast Corporation. As part of the transaction, Olympus added approximately 44,000 subscribers in Orange County, California. In exchange, Comcast Corporation received approximately 56,000 subscribers in Ft. Myers, Florida from Olympus. The cable systems exchange was recorded at fair value and purchase accounting was applied as of the date of the transaction. This transaction resulted in a gain of $73,009 and an increase to property, plant and equipment and intangibles of $16,778 and $57,063, respectively. The Company has made a preliminary allocation of the purchase accounting which is subject to final allocation.

    On January 1, 2001, Olympus distributed cable systems serving approximately 50,000 subscribers primarily in and around Orange County, Florida (the "Telesat" system) to Adelphia. The distribution was accounted for at historical cost as of the date of the transaction

    Olympus recorded the distribution of these cable systems and related assets and liabilities at historical cost as follows:

           Cable systems, net                      $     64,499
           Other assets                                   3,002
           Debt                                             373
           Affiliate payables                            22,765
           Other liabilities                             10,667
           Net equity                                    33,696

3.  Supplemental Financial Information

    Cash payments for interest were $5,827 and $4,341 for the three months ended March 31, 2000 and 2001, respectively. Accumulated depreciation of property, plant and equipment amounted to $261,037 and $245,950 at December 31, 2000 and March 31, 2001, respectively. Accumulated amortization of intangible assets amounted to $207,422 and $203,915 at December 31, 2000 and March 31, 2001, respectively.

4.  Income taxes

     Income tax benefit (expense) for the three months ended March 31, 2000 and 2001 was substantially comprised of deferred taxes.

5.  Commitments and Contingencies

    Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations and the Annual Report for a discussion of material commitments and contingencies.

6.  Recent Accounting Pronouncements

    On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value with changes in fair value reflected in the statement of operations or other comprehensive income. As of December 31, 2000 and March 31, 2001, the Company did not hold any derivative instruments. Accordingly, the adoption of this statement did not have an effect on the Company's consolidated results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Dollars in thousands)

See Safe Harbor Statement following the table of contents, which section is incorporated by reference herein.

Introduction

    Olympus Communications, L.P. and subsidiaries ("Olympus" or the "Company") is a limited partnership, formed under the laws of Delaware, between ACC Operations, Inc. and ACC Holdings II, LLC, wholly-owned subsidiaries of Adelphia Communications Corporation ("Adelphia").

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

Results of Operations

Three Months Ended March 31, 2001

    Olympus earned substantially all of its revenues in the three months ended March 31, 2000 and 2001 from monthly subscriber fees for basic, satellite, digital, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, high speed data services, pay per view programming and electronic security monitoring services.

    The changes in Olympus' operating results for the three months ended March 31, 2001, compared to the same period of the prior year, were primarily the result of the continued roll-out of digital cable and high speed data services, growth in electronic security monitoring revenue and advertising revenue, vendor price increases for the Company's programming and expanding existing cable television operations.

    The high level of depreciation and amortization associated with acquisitions in recent years, the continuing upgrade and expansion of systems, and interest associated with financing activities will continue to have a negative impact on the reported results of operations. Olympus expects to report net losses for the foreseeable future.

    The following table sets forth certain cable television system data at the dates indicated.

                                                                                 March 31,                Percent
                                                                     ----------------------------------
                                                                          2000              2001          Decrease
                                                                     ----------------  ----------------  -----------

           Homes Passed by Cable                                            980,085           897,797        (8.4)%
           Basic Subscribers                                                656,737           611,905        (6.8)%

    The following table is derived from Olympus' condensed consolidated financial statements that are included in this Form 10-Q and sets forth the percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.

                                                                                Three Months Ended
                                                                                    March 31,
                                                                          -------------------------------
                                                                              2000              2001
                                                                          -------------     -------------

           Revenues                                                             100.0%           100.00%

           Operating expenses:
             Direct operating and programming                                    37.6%             35.9%
             Selling, general and administrative                                 20.1%             18.5%
             Depreciation and amortization                                       30.6%             31.3%
             Management fees to managing affiliate                                6.9%              7.1%
                                                                          -------------     -------------

           Operating income                                                       4.8%              7.2%
                                                                          =============     =============


Revenues

    The primary revenue sources, reflected as a percentage of total revenues, for the periods indicated were as follows:

                                                                       Three Months Ended
                                                                            March 31,
                                                                        2000         2001
                                                                     ------------ -----------

         Cable service and equipment                                         72%         63%
         Premium programming services                                         9%          9%
         Advertising sales and other services                                19%         28%

    Total revenues increased approximately 7.1% for the three month period ended March 31, 2001, compared with the same period of the prior year, primarily due to growth in digital cable and high speed data revenue, basic subscriber growth and growth in electronic security monitoring and advertising revenues, partially offset by the decrease in revenues from the distribution of the Telesat system.

Direct Operating and Programming Expenses

    Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 2.2% for the three month period ended March 31, 2001, compared with the same period of the prior year. Such increase was primarily due to increased operating expenses from increased technical costs associated with providing digital cable and high speed data services as well as increased basic and premium programming costs, partially offset by the decrease in expenses from the distribution of the Telesat system.

Selling, General and Administrative Expenses

    These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, were substantially unchanged for the three month period ended March 31, 2001 compared with the same period of the prior year. There was an increase during the three months ended March 31, 2001 primarily due to incremental costs associated with providing new services, marketing expenses and wages, which was offset by the decrease in expenses from the distribution of the Telesat system.

Depreciation and Amortization

    Depreciation and amortization was higher for the three month period ended March 31, 2001 compared with the same period of the prior year, primarily due to increased capital expenditures.

Management Fees to Managing Affiliate

    Pursuant to the terms of the Company's Partnership Agreement, the Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead of Adelphia and its subsidiaries (as provided in the management agreement) with respect to the Company for such period, which allocation is based upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. Management fees increased as a percentage of revenues for the three month period ended March 31, 2001 as compared with the same period of the prior year, primarily due to increased corporate expenditures.

Interest Expense

    Interest expense decreased 1.8% for the three month period ended March 31, 2001, compared with the same period of the prior year. This decrease was primarily due to a decrease in the average amount of debt outstanding as compared to the prior year.

Interest Expense-Affiliates

    The Company is charged interest on advances due to Adelphia and other affiliates. Such advances were used by the Company for capital expenditures, repayment of debt and working capital. Interest expense-affiliates increased approximately 9.6% for the three month period ended March 31, 2001 compared with the same period of the prior year primarily due to increased average affiliate payables.

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

    Capital expenditures for the three months ended March 31, 2000 and 2001 were $35,464 and $47,652, respectively. This increase was primarily due to increased investment related to the rebuilding of the Company's broadband network. The Company expects capital expenditures for the year ending December 31, 2001 to range from approximately $160,000 to $200,000.

    The Company generally has funded its working capital requirements, capital expenditures, and acquisitions through long-term borrowings, primarily from banks, issuance of public debt, advances from affiliates and internally generated funds. The Company generally has funded the principal and interest obligations on its long-term borrowings by refinancing the principal with new loans and by paying the interest out of internally generated funds.

    At March 31, 2001, the Company's total outstanding debt aggregated approximately $550,900, which included approximately $203,000 of parent debt, and approximately $347,900 of subsidiary and other debt. In addition, the Company had an aggregate of approximately $4,700 in cash and cash equivalents, and as of March 31, 2001, approximately $620,000 in unused credit lines with banks, $600,000 of which was also available to affiliates, part of which is subject to achieving certain levels of operating performance.

    At March 31, 2001, the Company has unused credit lines under reducing revolving credit facilities with revolver periods which expire through 2008. The Company's weighted average interest rate on subsidiary debt was approximately 6.84% and 6.15% at March 31, 2000 and 2001, respectively.

     The following table sets forth the scheduled reductions in principal under all agreements for indebtedness at December 31 for each of the next four years and nine months, based on amounts outstanding at March 31, 2001:

                         Nine months ending December 31, 2001                              $     41,926
                         Year ending December 31, 2002                                          209,656
                         Year ending December 31, 2003                                           95,176
                         Year ending December 31, 2004                                              176
                         Year ending December 31, 2005                                              176

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

                           PART II - Other Information

Item  6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

         None

(b)      Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.



                -------------------------------------------------

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

                                      OLYMPUS COMMUNICATIONS, L.P.

                                      BY:  ACC OPERATIONS, INC.
                                           Managing General Partner

Date:   May 15, 2001                  By:  /s/ Timothy J. Rigas
                                      Timothy J. Rigas
                                      Executive Vice President, Treasurer,
                                      Principal Accounting Officer and Principal
                                      Financial Officer of ACC Operations, Inc.


Date:   May 15, 2001                  OLYMPUS CAPITAL CORPORATION

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