Form 10-Q/A
period 2001-03-31
OLYMPUS CAPITAL CORP; OLYMPUS COMMUNICATIONS LP
filed 2001-08-14
CIK 754019, 861255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
----
    of 1934

                  For the quarterly period ended March 31, 2001

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

                            Yes X      No __
                                -

* Olympus Communications, L.P. and Olympus Capital Corporation meet the conditions set forth in General Instruction H (1)(a) and (b) to the Form 10-Q and are therefore filing with the reduced disclosure format.

                                      OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                                                      TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
                                                                                                        Page

Item 1.  Financial Statements                                                                             3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                    9

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                15

SIGNATURES                                                                                               16


SAFE HARBOR STATEMENT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q/A including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, Olympus Communications, L.P. ("Olympus" and, collectively with its subsidiaries, the "Company"). These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks or uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to general business and economic conditions, acquisitions and divestitures, risks associated with the Company's growth and financings, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to execute on its various business plans and to construct, expand and upgrade its networks, risks associated with reliance on the performance and financial condition of vendors and customers, technological developments, and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027 of Adelphia Communications Corporation, under the heading "Risk Factors." In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.


Purpose of this Amendment on Form 10-Q/A

    This amendment on Form 10-Q/A is being filed to give effect to the restatement of the Company's financial statements included in Part I, Item 1, as discussed in Note 7 thereto.

    This Form 10-Q/A includes such restated financial statements and related notes thereto for the three months ended March 31, 2000 and as of December 31, 2000, and other information related to such restated financial statements. Except for Items 1 and 2 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

ITEM 1.  Financial Statements



                                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                              (Dollars in thousands)

                                                                                  December 31,        March 31,
                                                                                      2000*              2001
                                                                                ----------------  -----------------

ASSETS
Cable systems, at cost, net of accumulated depreciation and amortization:
     Property, plant and equipment                                              $      502,205    $       551,912
     Intangible assets                                                                 637,177            687,649
                                                                                ----------------  -----------------
          Total cable systems                                                        1,139,382          1,239,561

Cash and cash equivalents                                                                5,773              4,682
Subscriber receivables - net                                                            16,747             16,414
Prepaid expenses and other assets - net                                                 26,927             25,783
                                                                                ----------------  -----------------
          Total                                                                 $    1,188,829    $     1,286,440
                                                                                ================  =================

LIABILITIES AND PARTNERS' EQUITY
Subsidiary debt                                                                 $      245,750    $       231,750
Parent debt                                                                            203,020            202,890
Other debt                                                                             115,593            116,238
Accounts payable                                                                        54,965             35,051
Subscriber advance payments and deposits                                                 7,080              9,151
Accrued interest and other liabilities                                                  38,828             44,668
Due to affiliates - net                                                                 15,778             74,018
Deferred income taxes                                                                   36,478             36,804
                                                                                ----------------  -----------------
          Total liabilities                                                            717,492            750,570
                                                                                ----------------  -----------------

Commitments and contingencies (Note 5)

Partners' equity:
  Limited partners' interests                                                          407,813            407,813
  General partners' equity                                                              63,524            128,057
                                                                                ----------------  -----------------
          Total partners' equity                                                       471,337            535,870
                                                                                ----------------  -----------------
          Total                                                                 $    1,188,829    $     1,286,440
                                                                                ================  =================


* As restated, See Note 7.


                    See the accompanying notes to condensed consolidated financial statements.



                                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                              (Dollars in thousands)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                 ----------------------------------
                                                                                       2000*             2001
                                                                                 ---------------- -----------------

Revenues                                                                         $        62,866  $        72,506
                                                                                 ---------------  ---------------

Operating expenses:
  Direct operating and programming                                                        23,155           26,036
  Selling, general and administrative                                                     12,449           13,443
  Depreciation and amortization                                                           19,409           22,709
  Management fees to managing affiliate                                                    4,683            5,166
                                                                                 ---------------  ---------------
          Total                                                                           59,696           67,354
                                                                                 ---------------  ---------------

Operating income                                                                           3,170            5,152
                                                                                 ---------------  ---------------

Other:
  Interest expense                                                                       (13,073)         (12,841)
  Interest expense - affiliates                                                             (313)            (343)
  Gain on cable systems swap                                                                  --           73,009
  Other                                                                                     (608)            (104)
                                                                                 ---------------  ---------------
          Total                                                                          (13,994)          59,721
                                                                                 ---------------  ---------------

(Loss) income before income taxes                                                        (10,824)          64,873
Income tax benefit (expense)                                                                 985             (340)
                                                                                 ---------------  ---------------


Net (loss) income                                                                $        (9,839) $        64,533
                                                                                 ===============  ===============






*As restated, see Note 7.

                    See the accompanying notes to condensed consolidated financial statements.




                                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                              (Dollars in thousands)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ----------------------------------
                                                                                       2000*             2001
                                                                                 ----------------- ----------------
Cash flows from operating activities:
  Net (loss) income                                                               $       (9,839)  $       64,533
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Depreciation and amortization                                                     19,409           22,709
        Non-cash interest..                                                                  625            2,342
        Deferred income taxes                                                               (985)             326
        Gain on cable systems swap                                                            --          (73,009)
        Changes in operating assets and liabilities, net of effects of acquisitions, distributions and cable systems swap:
           Subscriber receivables                                                            438              270
           Prepaid expenses and other assets                                              (1,505)              45
           Accounts payable                                                                4,759          (19,915)
           Subscriber advance payments and deposits                                        3,490            2,490
           Accrued interest and other liabilities                                          6,090            4,118
                                                                                  --------------   --------------
Net cash provided by operating activities                                                 22,482            3,909
                                                                                  --------------   --------------

Cash flows from investing activities:
  Acquisitions                                                                                --           (1,189)
  Capital expenditures                                                                   (33,041)         (47,652)
                                                                                  --------------   --------------
Cash used for investing activities                                                       (33,041)         (48,841)
                                                                                  --------------   --------------

Cash flows from financing activities:
  Proceeds from debt                                                                          --           25,000
  Repayments of debt                                                                     (14,374)         (39,400)
  Amounts advanced from affiliates                                                        27,156           58,241
  Capital distributions                                                                      (25)              --
                                                                                  --------------   --------------
Net cash provided by financing activities                                                 12,757           43,841
                                                                                  --------------   --------------

Increase (decrease) in cash and cash equivalents                                           2,198           (1,091)

Cash and cash equivalents, beginning of period                                             4,192            5,773
                                                                                  --------------   --------------

Cash and cash equivalents, end of period                                          $        6,390   $        4,682
                                                                                  ==============   ==============


*As restated, see Note 7.

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


    On January 1, 2001, Olympus distributed cable systems serving approximately 50,000 subscribers primarily in and around Orange County, Florida (the "Telesat" system) to Adelphia (the "January 2001 Distribution") (see Note 7).

3.  Supplemental Financial Information


    Cash payments for interest were $5,827 and $4,341 for the three months ended March 31, 2000 and 2001, respectively. Accumulated depreciation of property, plant and equipment amounted to $239,243 and $245,950 at December 31, 2000 and March 31, 2001, respectively. Accumulated amortization of intangible assets amounted to $206,639 and $203,915 at December 31, 2000 and March 31, 2001, respectively.


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

7.  Restatement

    Subsequent to the issuance of Olympus' March 31, 2001 condensed consolidated financial statements, management determined that because the cable systems distributed constituted businesses contained within separate legal entities under common control, the January 2001 Distribution should be reported in the condensed consolidated financial statements as a change in reporting entity. As a result, the condensed consolidated financial statements for the three months ended March 31, 2000 and as of December 31, 2000 have been restated to reflect the January 2001 Distribution for periods that the distributed systems and Olympus were under the common control of Adelphia.

    A summary of the significant effects of the January 2001 Distribution for all periods that the distributed systems and Olympus were under the common control of Adelphia is as follows:


                                                               As           January
                                                           previously         2001
Three months ended March 31, 2000                           reported      Distribution      As restated
                                                         -------------- ---------------- -----------------

Revenues                                               $        67,693  $         4,827  $        62,866
Total operating expenses                                        64,433            4,737           59,696
Operating income                                                 3,260               90            3,170
(Loss) income before income taxes                              (10,750)              74          (10,824)
Net (loss) income                                               (9,765)              74           (9,839)



                                                               As            January
                                                           previously         2001
As of December 31, 2000                                     reported       Distribution      As restated
                                                         -------------- ---------------- -----------------
Cable systems, at cost, net of accumulated
   depreciation and amortization                       $     1,203,882  $        64,500  $     1,139,382
Total assets                                                 1,256,331           67,502        1,188,829
Total liabilities                                              751,298           33,806          717,492
Total partners' equity                                         505,033           33,696          471,337


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                             (Dollars in thousands)

See Safe Harbor Statement following the table of contents, which section is incorporated by reference herein.


    As discussed in Note 7 to the condensed consolidated financial statements, subsequent to the issuance of Olympus' March 31, 2001 condensed consolidated financial statements, management determined that because the cable systems distributed constituted businesses contained within separate legal entities under common control, the January 2001 Distribution should be reported in the condensed consolidated financial statements as a change in reporting entity. As a result, the condensed consolidated financial statements for the three months ended March 31, 2000 and as of December 31, 2000 have been restated to reflect the January 2001 Distribution for periods that the distributed systems and Olympus were under the common control of Adelphia. The accompanying MD&A has been revised to reflect the effects of the restatement of the condensed consolidated financial statements as of December 31, 2000 and for the three months ended March 31, 2000.


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

Results of Operations


Three Months Ended March 31, 2000 and 2001


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

    The following table sets forth certain cable television system data at the dates indicated.


                                                                                  March 31,
                                                                     ----------------------------------   Percent
                                                                           2000               2001        Increase
                                                                     ----------------  ----------------  -----------

           Homes Passed by Cable                                            872,912           897,797          2.9%
           Basic Subscribers                                                603,653           611,905          1.4%


    The following table is derived from Olympus' condensed consolidated financial statements that are included in this Form 10-Q/A and sets forth the percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.


                                                                                Three Months Ended
                                                                                     March 31,
                                                                          -------------------------------
                                                                               2000              2001
                                                                          -------------     -------------

           Revenues                                                             100.0%           100.00%

           Operating expenses:
             Direct operating and programming                                    36.8%             35.9%
             Selling, general and administrative                                 19.8%             18.5%
             Depreciation and amortization                                       30.9%             31.3%
             Management fees to managing affiliate                                7.5%              7.1%
                                                                          -------------     -------------
           Operating income                                                       5.0%              7.2%
                                                                          =============     =============



Revenues

    The primary revenue sources, reflected as a percentage of total revenues, for the periods indicated were as follows:


                                                                        Three Months Ended
                                                                             March 31,
                                                                         2000         2001
                                                                     ------------ -----------

         Cable service and equipment                                         71%         63%
         Premium programming services                                         9%          9%
         Advertising sales and other services                                20%         28%

    Total revenues increased approximately 15.3% for the three month period ended March 31, 2001, compared with the same period of the prior year, primarily due to growth in digital cable and high speed data revenue, basic subscriber growth and growth in electronic security monitoring and advertising revenues.


Direct Operating and Programming Expenses


    Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 12.4% for the three month period ended March 31, 2001, compared with the same period of the prior year. Such increase was primarily due to increased operating expenses from increased technical costs associated with providing digital cable and high speed data services as well as increased basic and premium programming costs.


Selling, General and Administrative Expenses


    These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 8.0% for the three month period ended March 31, 2001 compared with the same period of the prior year. This increase was primarily due to incremental costs associated with providing new services, marketing expenses and wages.


Depreciation and Amortization

    Depreciation and amortization was higher for the three month period ended March 31, 2001 compared with the same period of the prior year, primarily due to increased capital expenditures.

Management Fees to Managing Affiliate


    Pursuant to the terms of the Company's Partnership Agreement, the Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead of Adelphia and its subsidiaries (as provided in the management agreement) with respect to the Company for such period, which allocation is based upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. Management fees decreased as a percentage of revenues for the three month period ended March 31, 2001 as compared with the same period of the prior year, primarily due to revenues increasing proportionately at a higher rate than allocated corporate costs.


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


Gain on Cable Systems Exchange

    On January 1, 2001, the Company swapped certain cable systems for certain cable systems owned by Comcast. The result of this transaction was a gain of approximately $73,000 for the three months ended March 31, 2001.


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

    Capital expenditures for the three months ended March 31, 2000 and 2001 were $33,041 and $47,652, respectively. This increase was primarily due to increased investment related to the rebuilding of the Company's broadband network. The Company expects capital expenditures for the year ending December 31, 2001 to range from approximately $160,000 to $200,000.


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


                                          OLYMPUS  COMMUNICATIONS, L.P.

                                          BY:  ACC OPERATIONS, INC.
                                               Managing General Partner

Date:   August 14, 2001                   By:  /s/ Timothy J. Rigas
                                               --------------------
                                               Timothy J. Rigas
                                               Executive Vice President,
                                               Treasurer, Principal Accounting
                                               Officer and Principal Financial
                                               Officer of ACC Operations, Inc.


Date:  August 14, 2001                    OLYMPUS CAPITAL CORPORATION

                                          By:  /s/ Timothy J. Rigas
                                               --------------------
                                               Timothy J. Rigas
                                               Executive Vice President,
                                               Treasurer, Principal Accounting
                                               Officer and Principal Financial
                                               Officer