Form 10-Q
period 2001-06-30
OLYMPUS CAPITAL CORP; OLYMPUS COMMUNICATIONS LP
filed 2001-08-14
CIK 754019, 861255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
----
    of 1934

                  For the quarterly period ended June 30, 2001

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

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                                                                              Page
Item 1.  Financial Statements                                                                                   3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                                      8

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                      13

SIGNATURES                                                                                                     14


SAFE HARBOR STATEMENT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, Olympus Communications, L.P. ("Olympus" and, collectively with its subsidiaries, the "Company"). These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks or uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to general business and economic conditions, acquisitions and divestitures, risks associated with the Company's growth and financings, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to execute on its various business plans and to construct, expand and upgrade its networks, risks associated with reliance on the performance and financial condition of vendors and customers, technological developments, and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus filed under Registration Statement No. 333-64224 of Adelphia Communications Corporation, under the heading "Risk Factors." In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

ITEM 1.  Financial Statements

                                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                              (Dollars in thousands)

                                                                                  December 31,        June 30,
                                                                                      2000              2001
                                                                                ----------------  -----------------

ASSETS
Cable systems, at cost, net of accumulated depreciation and amortization:

     Property, plant and equipment                                              $      502,205    $       570,608
     Intangible assets                                                                 637,177            684,418
                                                                                ----------------  -----------------
          Total cable systems                                                        1,139,382          1,255,026

Cash and cash equivalents                                                                5,773              3,175
Subscriber receivables - net                                                            16,747             19,032
Prepaid expenses and other assets - net                                                 26,927             22,997
                                                                                ----------------  -----------------
          Total                                                                 $    1,188,829    $     1,300,230
                                                                                ================  =================

LIABILITIES AND PARTNERS' EQUITY
Subsidiary debt                                                                 $      245,750    $       231,750
Parent debt                                                                            203,020            202,761
Other debt                                                                             115,593            117,098
Accounts payable                                                                        54,965             28,485
Subscriber advance payments and deposits                                                 7,080              9,660
Accrued interest and other liabilities                                                  38,828             41,072
Due to affiliates - net                                                                 15,778             96,882
Deferred income taxes                                                                   36,478             35,750
                                                                                ----------------  -----------------
          Total liabilities                                                            717,492            763,458
                                                                                ----------------  -----------------

Commitments and contingencies (Note 5)

Partners' equity:
  Limited partners' interests                                                          407,813            407,813
  General partners' equity                                                              63,524            128,959
                                                                                ----------------  -----------------
          Total partners' equity                                                       471,337            536,772
                                                                                ----------------  -----------------
          Total                                                                 $    1,188,829    $     1,300,230
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




                                      OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                  (Dollars in thousands)

                                                               Three Months Ended                  Six Months Ended
                                                                    June 30,                           June 30,
                                                       ---------------------------------- ---------------------------------
                                                              2000             2001             2000              2001
                                                       ---------------- ----------------- ----------------  ---------------

Revenues                                               $        62,986  $        76,456   $      125,852  $       148,963
                                                       ---------------  ---------------   --------------  ---------------

Operating expenses:
  Direct operating and programming                              24,500           24,009           47,655           50,045
  Selling, general and administrative                           11,831           14,189           24,280           27,632
  Depreciation and amortization                                 19,469           22,061           38,877           44,770
  Management fees to managing affiliate                          5,337            6,646           10,020           11,813
                                                       ---------------  ---------------   --------------  ---------------
          Total                                                 61,137           66,905          120,832          134,260
                                                       ---------------  ---------------   --------------  ---------------

Operating income                                                 1,849            9,551            5,020           14,703
                                                       ---------------  ---------------   --------------  ---------------

Other:
  Interest expense                                             (13,014)         (10,173)         (26,089)         (23,014)
  Interest expense - affiliates                                   (509)            (287)            (822)            (629)
  Gain on cable systems swap                                        --               --               --           73,009
  Other                                                            666              757               58              653
                                                       ---------------  ---------------   --------------  ---------------
          Total                                                (12,857)          (9,703)         (26,853)          50,019
                                                       ---------------  ---------------   --------------  ---------------

(Loss) income before income taxes                              (11,008)            (152)         (21,833)          64,722
Income tax benefit                                                 895            1,053            1,880              713
                                                       ---------------  ---------------   --------------  ---------------


Net (loss) income                                      $       (10,113) $           901   $      (19,953) $        65,435
                                                       ===============  ===============   ==============  ===============









                        See the accompanying notes to condensed consolidated financial statements.




                                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                              (Dollars in thousands)

                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                 ----------------------------------
                                                                                        2000             2001
                                                                                 ----------------- ----------------
Cash flows from operating activities:
  Net (loss) income                                                               $      (19,953)  $       65,435
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Depreciation and amortization                                                     38,877           44,770
        Non-cash interest..                                                                1,250            4,703
        Deferred income taxes                                                             (1,881)            (728)
        Gain on cable system swap                                                             --          (73,009)
        Changes in operating assets and liabilities, net of effects of acquisitions and cable systems swap:
           Subscriber receivables                                                            897           (2,347)
           Prepaid expenses and other assets                                              (6,117)             830
           Accounts payable                                                                1,137          (26,855)
           Subscriber advance payments and deposits                                        1,917            2,999
           Accrued interest and other liabilities                                          2,359           (1,220)
                                                                                  --------------   --------------
Net cash provided by operating activities                                                 18,486           14,578
                                                                                  --------------   --------------

Cash flows from investing activities:
  Acquisitions                                                                            (1,312)          (2,420)
  Capital expenditures                                                                   (64,292)         (80,463)
                                                                                  --------------   --------------
Cash used for investing activities                                                       (65,604)         (82,883)
                                                                                  --------------   --------------

Cash flows from financing activities:
  Proceeds from debt                                                                          --           45,000
  Repayments of debt                                                                     (64,833)         (59,784)
  Amounts advanced from affiliates                                                       113,590           80,491
  Capital distributions                                                                      (25)              --
                                                                                  --------------   --------------
Net cash provided by financing activities                                                 48,732           65,707
                                                                                  --------------   --------------

Increase (decrease) in cash and cash equivalents                                           1,614           (2,598)

Cash and cash equivalents, beginning of period                                             4,192            5,773
                                                                                  --------------   --------------

Cash and cash equivalents, end of period                                          $        5,806   $        3,175
                                                                                  ==============   ==============






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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Such principles are applied on a basis consistent with those reflected in the December 31, 2000 Form 10-K Report of the Company filed with the Securities and Exchange Commission. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the December 31, 2000 Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements contained herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for future periods.

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

    On January 1, 2001, Olympus distributed cable systems serving approximately 50,000 subscribers primarily in and around Orange County, Florida to Adelphia. As the cable systems distributed constituted businesses contained within separate legal entities under common control, the distribution has been reported as a change in reporting entity. As a result, the condensed consolidated financial statements for the three and six months ended June 30, 2000 have been recast to reflect the distribution for periods that the distributed systems and Olympus were under the common control of Adelphia.

3.  Supplemental Financial Information

    Cash payments for interest were $23,684 and $16,962 for the six months ended June 30, 2000 and 2001, respectively. Accumulated depreciation of property, plant and equipment amounted to $239,243 and $259,060 at December 31, 2000 and June 30, 2001, respectively. Accumulated amortization of intangible assets amounted to $206,639 and $212,200 at December 31, 2000 and June 30, 2001,
respectively.

4.  Income taxes

     Income tax benefit for the six months ended June 30, 2000 and 2001 was substantially comprised of deferred taxes.

5.  Commitments and Contingencies

    Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations and the Annual Report for a discussion of material commitments and contingencies.

6.  Recent Accounting Pronouncements

    In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

    SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over their useful lives. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets existing prior to July 1, 2001 will be affected when the Company adopts the statement. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

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

Results of Operations

Three and Six Months Ended June 30, 2001

    Olympus earned substantially all of its revenues in the six months ended June 30, 2000 and 2001 from monthly subscriber fees for basic, satellite, digital, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, high speed data services, pay per view programming and electronic security monitoring services.

    The changes in Olympus' operating results for the six months ended June 30, 2001, compared to the same period of the prior year, were primarily the result of the continued roll-out of digital cable and high speed data services, growth in electronic security monitoring revenue and advertising revenue, vendor price increases for the Company's programming, the impact of subscriber rate increases and expanding existing cable television operations.

    The high level of depreciation and amortization associated with acquisitions in recent years, the continuing upgrade and expansion of systems, and interest associated with financing activities will continue to have a negative impact on the reported results of operations. Olympus expects to report net losses for the foreseeable future.

    The following table sets forth certain cable television system data at the dates indicated.

                                                                           June 30,
                                                             ----------------------------------    Percent
                                                                   2000              2001          Increase
                                                             ----------------  ----------------  -----------
           Homes Passed by Cable                                  877,000           902,339          2.9%
           Basic Subscribers                                      596,240           604,983          1.5%



    The following table is derived from Olympus' condensed consolidated financial statements that are included in this Form 10-Q and sets forth the percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.

                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                             2000           2001           2000          2001
                                                         -------------  -------------  ------------- -------------

           Revenues                                            100.0%         100.0%         100.0%        100.0%

           Operating expenses:
             Direct operating and programming                   38.9%          31.4%          37.9%         33.6%
             Selling, general and administrative                18.8%          18.6%          19.3%         18.6%
             Depreciation and amortization                      30.9%          28.8%          30.9%         30.0%
             Management fees to managing affiliate               8.5%           8.7%           7.9%          7.9%
                                                         -------------  -------------  ------------- -------------

           Operating income                                      2.9%          12.5%           4.0%          9.9%
                                                         =============  =============  ============= =============


Revenues

    The primary revenue sources, reflected as a percentage of total revenues, for the periods indicated were as follows:

                                                                      Three Months Ended        Six Months Ended
                                                                           June 30,                 June 30,
                                                                       2000         2001        2000        2001
                                                                   ------------ ----------- ----------- -----------

         Cable service and equipment                                       70%         62%         71%         62%
         Premium programming services                                       9%          9%          9%          9%
         Advertising sales and other services                              21%         29%         20%         29%


    Total revenues increased approximately 21.4% and 18.4% for the three and six month periods ended June 30, 2001, compared with the same periods of the prior year, primarily due to growth in digital cable and high speed data revenue, basic subscriber growth, rate increases and growth in electronic security monitoring and advertising revenues.

Direct Operating and Programming Expenses

    Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, decreased 2.0% for the three month period ended June 30, 2001, compared with the same period of the prior year. This decrease is primarily due to decreased costs associated with providing high speed data and other services, partially offset by increased programming costs. Direct operating and programming expenses increased 5.0% for the six month period ended June 30, 2001, compared with the same period of the prior year, primarily due to increased technical costs associated with providing digital cable services as well as increased basic and premium programming costs.

Selling, General and Administrative Expenses

    These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 19.9% and 13.8% for the three and six month periods ended June 30, 2001, compared with the same periods of the prior year. These increases were primarily due to incremental costs associated with providing new services, marketing expenses and wages.

Depreciation and Amortization

    Depreciation and amortization was higher for the three and six month periods ended June 30, 2001 compared with the same periods of the prior year, primarily due to increased capital expenditures.

Management Fees to Managing Affiliate

    Pursuant to the terms of the Company's Partnership Agreement, the Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead of Adelphia and its subsidiaries (as provided in the management agreement) with respect to the Company for such period, which allocation is based upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. Management fees were substantially unchanged as a percentage of revenues for the three and six month periods ended June 30, 2001 as compared with the same periods of the prior year.

Interest Expense

    Interest expense decreased 21.8% and 11.8% for the three and six month periods ended June 30, 2001, compared with the same periods of the prior year. These decreases were primarily due to decreases in the average amount of debt outstanding and the rates on variable rate debt as compared to the prior year.

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

    Capital expenditures for the six month periods ended June 30, 2000 and 2001 were $64,292 and $80,463, respectively. This increase was primarily due to increased investment related to the rebuilding of the Company's broadband network. The Company expects capital expenditures for the remaining six months of the year ending December 31, 2001 to range from approximately $80,000 to $100,000.

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

    At June 30, 2001, the Company's total outstanding debt aggregated approximately $551,600, which included approximately $202,800 of parent debt, and approximately $348,800 of subsidiary and other debt. In addition, the Company had an aggregate of approximately $3,175 in cash and cash equivalents, and as of June 30, 2001, approximately $691,000 in unused credit lines with banks, $690,000 of which was also available to affiliates, part of which is subject to achieving certain levels of operating performance.

    At June 30, 2001, the Company has unused credit lines under reducing revolving credit facilities with revolver periods which expire through 2008. The Company's weighted average interest rate on subsidiary debt was approximately 7.21% and 4.75% at June 30, 2000 and June 30, 2001, respectively.

     The following table sets forth the scheduled reductions in principal under all agreements for indebtedness at December 31 for each of the next four years and six months, based on amounts outstanding at June 30, 2001:

                         Six months ending December 31, 2001                     $     42,019
                         Year ending December 31, 2002                                210,018
                         Year ending December 31, 2003                                 95,538
                         Year ending December 31, 2004                                    538
                         Year ending December 31, 2005                                    538


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

Regulatory and Competitive Matters

    The operations of the Company are affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels.

    Cable television companies operate under franchises granted by local authorities. Because such franchises are non-exclusive, the Company is subject to competition with other cable operators and, in some cases, systems operated by the municipal franchising authorities themselves. The Company is also subject to competition from DBS and wireless service providers, which are not subject to regulation on the local level, since they do not utilize the public rights of way. These providers are also exempt from many of the federal regulations applicable to the cable industry. This difference in regulatory schemes hinders the Company's ability to compete on a level playing field.

    The Company is subject to rate regulation by certain franchising authorities that have petitioned the FCC for certification to regulate the Company's rates. Such rate regulation, however, is limited to the basic, or lowest level, service tier.

    Federal regulations also limit the Company's discretion to select certain programming services, by mandating the carriage of local broadcast television stations, franchise-required public, educational and governmental channels, and unaffiliated commercial leased access programming services. Such mandatory carriage obligations could increase if the FCC decides to extend such mandatory carriage rules to the digital level of service, which issue is currently pending before the FCC. These mandatory carriage requirements limit the capacity available to the Company for revenue-generating programming services.

    Additionally, the FCC is currently considering a rulemaking to determine the regulatory status of Internet service. Specifically, the FCC is reviewing whether Internet service is a cable service and, therefore, subject to regulation at the local level, or a telecommunications service and, therefore, subject to regulation at the state level. The outcome of the decision could have an impact on such factors as the rates the Company may charge for such service, the extent to which the Company would have to make its Internet facilities available to the franchising authorities and unaffiliated service providers, and the rates the Company must pay utilities for pole attachments. For further information regarding regulatory and competitive matters and their affect on the Company, see the Company's most recent form 10-K.





















                           PART II - Other Information

Item  6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

              None.

(b)      Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.



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