Form 10-Q
period 2001-09-30
OLYMPUS CAPITAL CORP; OLYMPUS COMMUNICATIONS LP
filed 2001-11-14
CIK 754019, 861255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X    Quarterly Report under Section 13 or 15(d) of the Securities Exchange
-------
         Act of 1934

                For the quarterly period ended September 30, 2001

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

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                                                                               Page

Item 1.  Financial Statements                                                                                     3


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                                       10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                        15

SIGNATURES                                                                                                       16


SAFE HARBOR STATEMENT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, Olympus Communications, L.P. ("Olympus" and, collectively with its subsidiaries, the "Company"). These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks or uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to general business and economic conditions, acquisitions and divestitures, risks associated with the Company's growth and financings, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to execute on its various business plans and to construct, expand and upgrade its networks, risks associated with reliance on the performance and financial condition of vendors and customers, technological developments, and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and latest prospectus supplement filed under Registration Statement No. 333-64224 of Adelphia Communications Corporation, under the heading "Risk Factors." In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

ITEM 1.  Financial Statements


                                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                              (Dollars in thousands)

                                                                                  December 31,      September 30,
                                                                                      2000               2001
                                                                                ----------------  -----------------
ASSETS
Property, plant and equipment - net                                             $    1,279,835    $     1,768,708
Intangible assets - net                                                              3,618,864          4,395,392
Cash and cash equivalents                                                               35,920             13,443
Subscriber receivables - net                                                            44,782             60,158
Prepaid expenses and other assets - net                                                 52,524             90,357
Due from affiliates - net                                                                   --            397,012
                                                                                ----------------  -----------------
          Total                                                                 $    5,031,925    $     6,725,070
                                                                                ================  =================


LIABILITIES AND PARTNERS' EQUITY
Subsidiary debt                                                                 $      841,355    $     1,784,981
Parent debt                                                                            203,020            202,631
Other debt                                                                             127,664            134,055
Accounts payable                                                                       181,550            154,217
Subscriber advance payments and deposits                                                15,639             21,904
Accrued interest and other liabilities                                                  77,773            112,004
Due to affiliates - net                                                                264,578                 --
Deferred income taxes                                                                  679,715            674,645
                                                                                ----------------  -----------------
          Total liabilities                                                          2,391,294          3,084,437
                                                                                ----------------  -----------------

Commitments and Contingencies (Note 8)

Partners' equity:
  Limited partners' interests                                                          407,813            407,813
  General partners' equity                                                           2,232,818          3,232,820
                                                                                ----------------  -----------------
          Total partners' equity                                                     2,640,631          3,640,633
                                                                                ----------------  -----------------
          Total                                                                 $    5,031,925    $     6,725,070
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


                                      OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                  (Dollars in thousands)

                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                      September 30,
                                                       ---------------------------------- ---------------------------------
                                                               2000             2001             2000              2001
                                                       ----------------- ---------------- ----------------- ---------------

Revenues                                               $       175,924   $      223,266   $      518,576    $      659,878
                                                       ----------------  ---------------- ---------------- -----------------

Operating expenses:
  Direct operating and programming                              62,191           81,418          185,246           236,971
  Selling, general and administrative                           23,638           31,527           74,956            97,688
  Depreciation and amortization                                 56,773           82,132          175,016           233,432
  Management fees to managing affiliates                        11,078           12,456           29,925            33,877
                                                       ----------------  ---------------- ---------------- -----------------
           Total                                               153,680          207,533          465,143           601,968
                                                       ----------------  ---------------- ---------------- -----------------

Operating income                                                22,244           15,733           53,433            57,910
                                                       ----------------  ---------------- ---------------- -----------------

Other (expense) income:
  Interest expense                                             (19,766)         (29,581)         (63,603)          (91,993)
  Interest (expense) income - affiliates                          (929)             327              (26)             (285)
  Gain on cable systems exchange                                    --               --           19,258            73,009
  Other                                                            406           (4,282)             464            (3,665)
                                                       ----------------  ---------------- ---------------- -----------------
          Total                                                (20,289)         (33,536)         (43,907)          (22,934)
                                                       ----------------  ---------------- ---------------- -----------------

Income (loss) before income taxes
   and extraordinary loss                                        1,955          (17,803)           9,526            34,976
Income tax (expense) benefit                                      (430)           5,005           (2,096)            5,384
                                                       ----------------  ---------------- ---------------- -----------------

Income (loss) before extraordinary loss                          1,525          (12,798)           7,430            40,360
Extraordinary loss on early retirement of debt
   (net of tax expense of $280)                                     --           (7,760)              --            (7,760)
                                                       ----------------  ---------------- ---------------- -----------------

Net income (loss)                                      $         1,525   $      (20,558)   $       7,430   $        32,600
                                                       ================  ================  =============== =================







                        See the accompanying notes to condensed consolidated financial statements.


                                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                              (Dollars in thousands)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                 ----------------------------------
                                                                                       2000             2001
                                                                                 ----------------------------------
Cash flows from operating activities:
  Net income                                                                      $        7,430   $       32,600
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                    175,016          233,432
        Deferred income taxes                                                              2,096           (5,384)
        Extraordinary loss on early retirement of debt                                                      7,760
        Gain on cable systems exchange                                                   (19,258)         (73,009)
        Non-cash interest                                                                  5,962            7,098
        Other                                                                                 --            3,343
        Changes in operating assets and liabilities, net of effects of acquisitions and cable systems exchange:
           Subscriber receivables                                                         (8,865)         (14,000)
           Prepaid expenses and other assets                                             (11,992)         (29,085)
           Accounts payable                                                               16,522          (33,211)
           Subscriber advance payments and deposits                                        4,048            6,659
           Accrued interest and other liabilities                                          7,773           15,167
                                                                                 ----------------- ----------------
Net cash provided by operating activities                                                178,732          151,370
                                                                                 ----------------- ----------------

Cash flows from investing activities:
  Expenditures for property, plant and equipment                                        (276,142)        (408,687)
  Acquisitions                                                                           (16,336)          (3,988)
                                                                                   --------------- ----------------
Cash used for investing activities                                                      (292,478)        (412,675)
                                                                                   --------------- ----------------

Cash flows from financing activities:
  Proceeds from debt                                                                   1,204,374        5,131,673
  Repayments of debt                                                                  (1,214,988)      (4,185,567)
  Cost associated with debt financings                                                        --          (42,010)
  Amounts advanced from (to) affiliates                                                  128,822         (665,268)
  Capital distributions                                                                      (25)              --
                                                                                 ----------------- ----------------
Net cash provided by financing activities                                                118,183          238,828
                                                                                 ----------------- ----------------

 Increase (decrease) in cash and cash equivalents                                          4,437          (22,477)

Cash and cash equivalents, beginning of period                                            12,021           35,920
                                                                                 ----------------- ----------------

Cash and cash equivalents, end of period                                          $       16,458   $       13,443
                                                                                 ================  ================


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

2.  Significant Events Subsequent to the Annual Report

    On January 1, 2001, Adelphia and certain of its subsidiaries, including Olympus, closed the previously announced cable systems exchange with Comcast Corporation. As part of the transaction, Olympus added approximately 44,000 subscribers in Orange County, California. In exchange, Comcast Corporation received approximately 56,000 subscribers in Ft. Myers, Florida from Olympus. The cable systems exchange was recorded at fair value and purchase accounting was applied as of the date of the transaction. This transaction resulted in a gain of $73,009 and an increase to property, plant and equipment and intangibles of $16,778 and $57,063, respectively. The Company has made a preliminary allocation of the purchase accounting which is subject to final allocation and appraisal.

    On January 1, 2001, Olympus distributed cable systems serving approximately 50,000 subscribers primarily in and around Orange County, Florida to Adelphia (the "January 2001 Distribution"). On September 28, 2001, Olympus and certain subsidiaries of Adelphia closed on a new $2,030,000 senior secured credit facility. The credit facility consists of a $765,000 8 3/4 year reducing revolving credit loan, a $765,000 8 3/4 year term loan and a $500,000 9 year term loan. Concurrent with the closing of the September 28, 2001 senior secured credit facility, Adelphia contributed cable systems serving approximately 1,180,000 basic subscribers to Olympus or to subsidiaries of Olympus (the "September 2001 Contribution"). As the cable systems distributed and contributed constituted businesses contained within separate legal entities under common control, the January 2001 Distribution and the September 2001 Contribution have been reported as a change in reporting entity. As a result, the condensed consolidated financial statements included herein have been recast to reflect the distribution and contribution for periods that the cable systems were under the common control of Adelphia.

    The following shows the effects on the historical periods of the change in reporting entity:

                                                       Three Months Ended            Nine Months Ended
                                                         September 30,                 September 30,
                                                  ---------------------------- ----------------------------
                                                       2000           2001          2000           2001
                                                  ------------- -------------- ------------- --------------
Increase (decrease) in income or reduction
   of loss before extraordinary items             $     7,277   $     (4,350)  $    32,955   $    (16,626)

Increase (decrease) in net income or
   reduction of net loss                          $     7,277   $    (10,738)  $    32,955   $    (23,014)



    Certain of the cable systems that were part of the September 2001 Contribution were acquired by Adelphia during 2001. The contributions of systems acquired by Adelphia during 2001 resulted in an increase primarily to property, plant and equipment, intangibles and general partners' equity of approximately $176,000, $806,000 and $967,000, respectively. The following unaudited financial information assumes that these acquisitions had occurred on January 1, 2000.



                                                       Three Months          Nine Months          Nine Months
                                                           Ended                Ended                Ended
                                                       September 30,        September 30,        September 30,
                                                            2000                 2000                  2001
                                                    ------------------   ------------------    -----------------
              Revenues                              $        201,331     $        592,261    $         677,368
              Income before Extraordinary Loss                 2,749               10,483               41,269
              Net Income                                       2,749               10,483               33,509


3.  Debt

    The Company's debt was comprised of the following:

                                                  December 31,     September 30,
                                                       2000             2001
                                                ---------------- -----------------
Subsidiary Debt:
    Notes to banks                              $       841,355  $     1,784,981
                                                ================ ================

Parent Debt:
    10 5/8% Senior Notes due 2006               $       203,020  $       202,631
                                                ================ ================

Other Debt:
    Capital leases and other                    $       127,664  $       134,055
                                                ================ ================


4.  Supplemental Financial Information

    Cash payments for interest were $64,146 and $92,119 for the nine months ended September 30, 2000 and 2001, respectively. Accumulated depreciation of property, plant and equipment amounted to $543,848 and $652,853 at December 31, 2000 and September 30, 2001, respectively. Accumulated amortization of intangible assets amounted to $416,299 and $505,662 at December 31, 2000 and September 30, 2001, respectively.

5.  Income taxes

     Income tax (expense) benefit for the three and nine months ended September 30, 2000 and 2001 was substantially comprised of deferred taxes.

6.  Derivative Financial Instruments

    The Company is exposed to certain risks arising from transactions that are entered into in the normal course of business. The Company may enter into derivative financial instrument transactions in order to manage or reduce these risks. The Company's policies do not permit active trading of, or speculation in, derivative financial instruments.

    The Company manages its interest rate risk through the use of interest rate protection instruments such as swaps, caps and collars. The use of such interest rate protection instruments (as required by some of the Company's borrowing agreements) is intended to minimize the volatility of cash flows caused by interest rate fluctuations. These instruments are not designated as hedging instruments under the provisions of SFAS No. 133. Therefore, the change in the fair value of these instruments is recorded in "Other" in the condensed consolidated statement of operations.

7.  Recent Accounting Pronouncements

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

     SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over their useful lives. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets existing prior to July 1, 2001 will be affected when the Company adopts the statement. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. At September 30, 2001 the carrying value of goodwill and indefinite-lived intangible assets that will no longer be amortized approximated $4,341,612. Amortization of such assets was approximately $28,474 and $90,690 for the three and nine months ended September 30, 2001, respectively. The Company has not yet completed its impairment assessment of goodwill and indefinite-lived intangible assets which will be required upon implementation of the standard.

    In August 2001, The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the impact the adoption of SFAS No. 144 will have on its financial position and results of operations, it does not expect such impact to be material.

8.   Commitments and Contingencies


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

    On January 1, 2001, Olympus distributed cable systems serving approximately 50,000 subscribers primarily in and around Orange County, Florida to Adelphia (the "January 2001 Distribution"). On September 28, 2001, Olympus and certain subsidiaries of Adelphia closed on a new $2,030,000 senior secured credit facility. The credit facility consists of a $765,000 8 3/4 year reducing revolving credit loan, a $765,000 8 3/4 year term loan and a $500,000 9 year term loan. Concurrent with the closing of the September 28, 2001 senior secured credit facility, Adelphia contributed cable systems serving approximately 1,180,000 basic subscribers to Olympus or to subsidiaries of Olympus (the "September 2001 Contribution"). As the cable systems distributed and contributed constituted businesses contained within separate legal entities under common control, the January 2001 Distribution and the September 2001 Contribution have been reported as a change in reporting entity. As a result, the condensed consolidated financial statements included herein have been recast to reflect the distribution and contribution for periods that the cable systems were under the common control of Adelphia.

    As of September 30, 2001, the Company owned systems with broadband networks that passed in front of approximately 2,865,000 and served 1,787,000 basic subscribers.

Results of Operations

Three and Nine Months Ended September 30, 2001

    Olympus earned substantially all of its revenues in the three and nine months ended September 30, 2000 and 2001 from monthly subscriber fees for basic, satellite, digital, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, high speed data services and pay per view programming.

    The changes in Olympus' operating results for the three and nine months ended September 30, 2001, compared to the same period of the prior year, were primarily the result of the continued roll-out of digital cable and high speed data services, vendor price increases for the Company's programming, the impact of subscriber rate increases and expanding existing cable television operations.

    The high level of depreciation and amortization associated with acquisitions in recent years, the continuing upgrade and expansion of systems, and interest associated with financing activities will continue to have a negative impact on the reported results of operations. Olympus expects to report net losses for the foreseeable future.

    The following table is derived from Olympus's Condensed Consolidated Statements of Operations that are included in this Form 10-Q and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                September 30,
                                                              2000           2001           2000          2001
                                                         -------------  -------------  ------------- -------------
           Revenues                                            100.0%         100.0%         100.0%        100.0%

           Operating expenses:
             Direct operating and programming                   35.4%          36.5%          35.7%         35.9%
             Selling, general and administrative                13.4%          14.1%          14.5%         14.8%
             Depreciation and amortization                      32.3%          36.8%          33.7%         35.4%
             Management fees to managing affiliate               6.3%           5.6%           5.8%          5.1%
                                                         -------------  -------------  ------------- -------------

           Operating income                                     12.6%           7.0%          10.3%          8.8%
                                                         =============  =============  ============= =============


Revenues

    Revenues increased approximately 26.9% and 27.2% for the three and nine month periods ended September 30, 2001, compared with the same periods of the prior year, primarily due to certain recently acquired cable systems contributed to Olympus by Adelphia, growth in digital cable and high speed data revenue, basic subscriber growth, rate increases and growth in electronic security monitoring and advertising revenues.

Direct Operating and Programming Expenses

      Direct operating and programming expenses increased 30.9% and 27.9% for the three and nine month periods ended September 30, 2001, compared with the same period of the prior year, primarily due to certain recently acquired cable systems contributed to Olympus by Adelphia, increased technical costs associated with providing digital cable services as well as increased basic and premium programming costs.

Selling, General and Administrative Expenses

    These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 33.4% and 30.3% for the three and nine month periods ended September 30, 2001, compared with the same periods of the prior year. These increases were primarily due to certain recently acquired cable systems contributed to Olympus by Adelphia, incremental costs associated with providing new services, marketing expenses and wages.

Depreciation and Amortization

    Depreciation and amortization was higher for the three and nine month periods ended September 30, 2001 compared with the same periods of the prior year, primarily due to certain recently acquired cable systems contributed to Olympus by Adelphia and increased capital expenditures.

Management Fees to Managing Affiliate

    Pursuant to the terms of the Company's Partnership Agreement, the Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead of Adelphia and its subsidiaries (as provided in the management agreement) with respect to the Company for such period, which allocation is based upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. In addition to the management fees described above, certain systems included in the September 2001 Contribution have agreements with a subsidiary of Adelphia which provides for the payment of management fees of up to 5% of gross revenues. Management fees were substantially unchanged as a percentage of revenues for the three and nine month periods ended September 30, 2001 as compared with the same periods of the prior year.

Interest Expense

    Interest expense increased 41.4% and 45.0% for the three and nine month periods ended September 30, 2001, compared with the same periods of the prior year. These increases were primarily due to increases in the average amount of debt outstanding compared to the prior year, partially offset by decreases in interest rates.

Gain on Cable Systems Exchange

    On May 1, 2000, the Company closed on a cable systems exchange with AT&T Corporation. As a result of this transaction, the Company recorded a gain of approximately $19,300 in the nine months ended September 30, 2000.

    On January 1, 2001, Adelphia and certain subsidiaries, including the Company, closed on a cable systems exchange with Comcast Corporation. As a result of this transaction, the Company recognized a gain of approximately $73,000 in the nine months ended September 30, 2001.

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

    Capital expenditures for the nine month periods ended September 30, 2000 and 2001 were $276,142 and $408,687, respectively. This increase was primarily due to increased investment related to the rebuilding and upgrading of the Company's broadband network. The Company expects capital expenditures for the remaining three months of the year ending December 31, 2001 to range from approximately $100,000 to $130,000.

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

    At September 30, 2001, the Company's total outstanding debt aggregated approximately $2,121,667, which included approximately $202,631 of parent debt and approximately $1,919,036 of subsidiary and other debt. In addition, the Company had an aggregate of approximately $13,443 in cash and cash equivalents, and as of September 30, 2001, approximately $30,000 in unused credit lines with banks, all of which was also available to affiliates, part of which is subject to achieving certain levels of operating performance.

    At September 30, 2001, the Company has unused credit lines under reducing revolving credit facilities with revolver periods which expire through 2010. The Company's weighted average interest rate on subsidiary debt was approximately 7.8% and 5.0% at September 30, 2000 and September 30, 2001, respectively.

     The following table sets forth the scheduled reductions in principal under all agreements for indebtedness at December 31 for each of the next four years and three months, based on amounts outstanding at September 30, 2001:

                         Three months ending December 31, 2001                             $        315
                         Year ending December 31, 2002                                          122,688
                         Year ending December 31, 2003                                            1,263
                         Year ending December 31, 2004                                           23,977
                         Year ending December 31, 2005                                          163,295


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

                           PART II - Other Information

Item  6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibit No.                            Description

10.01 Credit Agreement dated as of September 28, 2001 among Olympus Cable Holdings, LLC, Adelphia Company of Western Connecticut, Highland Video Associates, L.P., Coudersport Television Cable Company, Adelphia Holdings 2001, LLC, and Bank of Montreal, as the Administrative Agent, and the other Agents and Lenders party thereto (incorporated herein by reference to Exhibit 10.01 to Form 8-K as filed by Adelphia on October 12, 2001).

(b)      Reports on Form 8-K:

              None.



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

                                               OLYMPUS  COMMUNICATIONS, L.P.

                                                BY:  ACC OPERATIONS, INC.
                                                     Managing General Partner

Date:   November 14, 2001                       By:  /s/ Timothy J. Rigas
                                                     --------------------
                                                     Timothy J. Rigas
                                                     Executive Vice President,
                                                     Treasurer, Principal
                                                     Accounting Officer and
                                                     Principal Financial Officer
                                                     of ACC Operations, Inc.


Date:   November  14, 2001                     OLYMPUS CAPITAL CORPORATION

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